Form 10-Q
period 2008-06-30
Auto Search Cars, Inc.
filed 2008-08-13
CIK 1434893

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended June 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from _______ to _______

Commission File Number: 333-150937

AUTO SEARCH CARS, INC.
(Exact Name of Registrant as specified in its charter)

Nevada	26-1919261
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

164 Eleven Levels Rd
Ridgefield, CT 06877
(Address of principal executive offices)

(203) 8940-1362
(Registrant’s telephone number)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑

As of August 8, 2008, the Registrant had 2,076,700 shares of its Common Stock, $.0001 par value, issued and 2,076,700 outstanding.

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Index to Financial Statements

Balance Sheets	F-1

Statements of Operations	F-2

Statements of Cash Flows	F-3

Notes to Financial Statements	F-4

AUTO SEARCH CARS, INC
(A Development Stage Company)
BALANCE SHEETS

	June 30, 2008	March 31, 2008
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$7,874	$7,845
Total Current Assets	7,874	7,845

Other Assets
Organization costs	200	200
	$8,074	$8,045

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$2,152	$-
Loan from director	11,000	1,000
Total Current Liabilities	13,152	1,000

Stockholders’ Equity
Preferred Stock, $.0001 par value, 1,000,000 shares authorized, none issued	-	-
Common stock, $.0001 par value, 74,000,000 shares authorized, 2,076,700 shares issued and outstanding	208	208

Additional paid-in capital	7,662	7,662
Accumulated deficit during development stage	(12,948)	(825)
Total Stockholders’ Equity	(5,078)	7,045
	$8,074	$8,045

See Notes to Financial Statements

F–1

AUTO SEARCH CARS, INC
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months ended 30-Jun-08	1-Feb-08 (inception) to 30-Jun-08
Revenues	$-	$-

General and administrative expenses	12,123	13,148
Net Loss from Operations	(12,123)	(13,148)

Other income	-	200
Net loss	$(12,123)	$(12,948)
Basic and diluted loss per share	$(0.01)	$(0.01)
Weighted average common shares outstanding - basic and diluted	2,076,700	2,025,075

See Notes to Financial Statements

F–2

AUTO SEARCH CARS, INC
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended June 30, 2008	Feb. 1, 2008 (inception) to June 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(12,123)	$(12,948)
Change in Liabilities:
Accounts payable	2,152	2,152
NET CASH USED IN OPERATING ACTIVITIES	(9,971)	(10,796)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sales of common stock	-	7,670
Loan from director	10,000	11,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	10,000	18,670

Net increase in cash and cash equivalents	29	7,874

Cash and cash equivalents at beginning of period	7,845	-
Cash and cash equivalents at end of period	$7,874	$7,874

Supplemental disclosures of cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

See Notes to Financial Statements

F–3

AUTO SEARCH CARS, INC
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Nature of Business and Summary of Significant Accounting Policies

Organization

Auto Search Cars, Inc. (A Development Stage Company) (the “Company”) was incorporated on February 1, 2008 (Date of Inception) under the laws of the State of Nevada. In February 2008, the Company acquired its website, www.autosearchcars.com, from its sole officer and director.

Nature of Operations

The Company is developing its website into a local, regional and national marketplace for buyers and sellers of vehicles and for consumers seeking information regarding automotive services, such as financing and warranties. By providing this marketplace, the Company intends to bring automobile sellers and other industry participants, such as vendors of automotive services and advertisers, together with consumers actively engaged in a search for a vehicle or vehicle related services.

The Company’s business model is built on multiple anticipated revenue streams including online consumer classified listings and banner advertising by industry participants interested in marketing their services to the Company’s consumer audience.

The Company is considered to be a development stage company in its start up phase of operations. The statements of operations and cash flows include all expenditures from the date of commencement of the development stage (February 1, 2008 to June 30, 2008).

NOTE 2 - Summary of Significant Accounting Policies

Basis of Presentation

The Company reports revenue and expenses using the accrual method of accounting for financial and tax reporting purposes. These unaudited financial statements should be read in conjunction with the financial statements and related footnotes included Auto Search Cars, Inc’s. (the “Company” or “ASC”) Registration Statement on Form S-1, filed with the Securities and Exchange Commission on May 15, 2008, and declared effective on May 27, 2008.

The results of operations for the quarter ended June 30, 2008, are not necessarily indicative of the results to be expected for the full year ending December 31, 2008.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ significantly from those estimates.

F–4

AUTO SEARCH CARS, INC
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (cont’d)
(Unaudited)

Cash and Cash Equivalents

For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents.

Compensation Expense

No stock options have been issued by the Company. Accordingly, no compensation expense is reported in these financial statements.

Revenue Recognition

The Company’s revenues are anticipated to be derived from multiple sources. Revenue sources include listing fees derived from consumer-placed classified advertisements as well as banner advertising for companies in the auto industry. Revenues from these advertisements will be recognized ratably over the period in which the advertisement is featured on the website. Advertising revenues are anticipated to be generated from short-term contracts in which the Company typically guarantees a fixed fee. These revenues are recognized ratably over the term of the agreement, provided that the amount recognized does not exceed the amount that would be recognized based upon actual impressions delivered.

Web Site Development Costs

There were no web site development costs for the period ended June 30, 2008.

Advertising Costs

Advertising costs will be expensed as incurred; however there were no advertising costs incurred as of June 30, 2008.

Earnings per Share Information

The Company follows Statement of Financial Accounting Standards No. 128. “Earnings per Share” (“SFAS No. 128”). Basic earnings per common share (“EPS”) calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. During periods when common stock equivalents, if any, are anti- dilutive they are not considered in the computation.

F–5

AUTO SEARCH CARS, INC
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (cont’d)
(Unaudited)

Income Taxes

The Company follows Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes” (“SFAS No. 109”) for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate.

Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.

Recent Pronouncements

On September 15, 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 157 “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective as of the beginning of the first fiscal year beginning after November 15, 2007. The Company does not anticipate that the adoption of this statement will have a material effect on the Company’s financial condition and results of operations.

On February 15, 2007, the FASB issued FASB Statement No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities: Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits all entities to elect to measure many financial instruments and certain other items at fair value with changes in fair value reported in earnings. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007, with earlier adoption permitted. The Company does not anticipate that the adoption of this statement will have a material effect on the Company’s financial condition and results of operations.

In June 2007, the Emerging Issues Task Force of the FASB issued EITF Issue No. 07-3 “Accounting for Nonrefundable Advance Payments for Goods or Services to be Used in Future Research and Development Activities” (“EITF Issue No. 07-3”) which is effective for fiscal years beginning after December 15, 2007. EITF Issue No. 07-3 requires that nonrefundable advance payments for future research and development activities be deferred and capitalized. Such amounts will be recognized as an expense as the goods are delivered or the related services are performed. The Company does not expect the adoption of EITF Issue No. 07-3 to have a material impact on the financial results of the Company.

F–6

AUTO SEARCH CARS, INC
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (cont’d)
(Unaudited)

Recently issued accounting pronouncements will have no significant impact on the Company and its reporting methods.

NOTE 3 - Loan from Director

On May 21, 2008, the Company received a loan for the amount of $10,000 dollars from its founder and sole director Jonathan J. Martin for transfer agent-related costs. The $ 10,000 bears no interest and is due on demand.

NOTE 4 - Stockholder’s Equity

The Company is authorized to issue 1,000,000 shares of preferred stock at $0.0001 par value and 74,000,000 shares of common stock at $0.0001 par value. As of June 30, 2008, the Company had 2,076,700 shares of common stock outstanding and no shares of preferred stock outstanding.

NOTE 5 - Litigation

The Company is not presently involved in any litigation.

F–7

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial condition and results of our operations should be read in conjunction with our financial statements and the notes thereto which appear elsewhere in this report and in connection with the Registration Statement on Form S-1, which we filed on May 15, 2008, and which was declared effective on May 27, 2008 (the “Registration Statement”). The results shown herein are not necessarily indicative of the results to be expected for any future periods.

This discussion contains forward-looking statements, based on current expectations. All statements regarding future events, our future financial performance and operating results, our business strategy and our financing plans are forward-looking statements and involve risks and uncertainties. In many cases, you can identify forward-looking statements by terminology, such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” or the negative of such terms and other comparable terminology. These statements are only predictions. Known and unknown risks, uncertainties and other factors could cause our actual results and the timing of events to differ materially from those projected in any forward-looking statements. In evaluating these statements, you should specifically consider various factors, including, but not limited to, those set forth under “Risk Factors” in the Registration Statement and elsewhere in this report.

General

We are a start up business engaged in the development and marketing of a web-based e-commerce site designed to be a price leader in the online auto sales market.

We have not yet earned revenues from our business operations. Accordingly, we may be required to raise cash from sources other than our operations in order to continue our business plan. We may raise this additional capital either through debt or equity. No assurance can be given that such efforts will be successful. We have no specific plans at present for raising additional capital.

Since our inception, we have been engaged in business planning activities, including the launch of our preliminary non-operational website, website development, market research, developing our economic models and financial forecasts, performing due diligence regarding e-commerce marketing and identifying future sources of capital.

We have launched our initial website but can give no assurances as to the date which we will be fully operational including the support needed to process listing fees from consumer-placed classified advertisements. Additionally, we can give no assurances to when our user base will be at the point of critical mass and free listings will cease and paid listings will be implemented.

Results of Operations

We are still in our development stage and have generated no revenues to date.

Expenses

We incurred operating expenses of $12,123 for the three months ended June 30, 2008 and $13,148 for the five months commencing February 1, 2008 (inception) to the period ending on June 30, 2008. These expenses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business including transfer agent services and the preparation and filing of our registration statement. These expenses were substantially higher during the period ended June 30, 2008 than in the previous and first operating quarter due to a $10,000 payment to our transfer agent.

Net Loss

Our net loss from inception through June 30, 2008 was $12,948.

Liquidity and Capital Resources

Our cash balance at June 30, 2008 was $7,874.

We have experienced a shortage of funds and to date have utilized funds of $11,000 from our sole officer and director who has informally agreed to advance these funds to us to allow us to pay for fees associated with filing our periodic reports and correspondence with our shareholders. He has no formal commitment, arrangement or legal obligation to advance or loan funds to us.

We do not currently own any significant plant or equipment that we will seek to sell in the near future.

We do not anticipate the need to hire employees over the next 12 months with the possible exception of secretarial support should our business grow and necessitate such expenditure. Currently, we believe the services provided by our sole officer and director are sufficient at this time. We believe that our operations are currently on a small scale and are manageable by one individual.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The term “disclosure controls and procedures” (as defined in Exchange Act Rule 13a-15(e)) refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within time periods specified in the Securities and Exchange Commission’s (the “SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures.

We believe that our disclosure controls and procedures are adequate to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within time periods specified in SEC’s rules and forms. We believe that our disclosure controls and procedures are adequate to ensure that information required to be disclosed by us in the reports that we file or furnish under the Exchange Act is accumulated and communicated to our management to allow timely decisions regarding required disclosures.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no significant changes in our internal controls over financial reporting during the quarter ended June 30, 2008 that our management believes have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. Accordingly, management believes the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

PART II

ITEM 1. LEGAL PROCEEDINGS

We are neither party to any material legal proceedings, nor to our knowledge, are there any proceedings threatened against us.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEED

From February 2008 to March 2008, we issued 76,700 shares of common stock to 40 individuals and entities at a price of $0.10 per share, in one offering for total proceeds of $7,670. These security holders had an opportunity to ask questions of and receive answers from our executive officers and were provided with access to our documents and records in order to verify the information provided.

The foregoing issuances of securities were effected in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended and Rule 506 of Regulation D promulgated thereunder based on the limited number of purchases, their sophistication in financial matters, and their access to information concerning our business.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description

31.1	Rule 13a – 14(a)/15d – 14(a) Certification, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13(a) and 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUTO SEARCH CARS, INC.

August 13, 2008	/s/ Jonathan J. Martin
Date	Jonathan J. Martin President, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, Chairman of the Board of Directors