Form 10-Q
period 2008-09-30
Auto Search Cars, Inc.
filed 2008-11-14
CIK 1434893

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended September 30, 2008

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

(203) 216-9991
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
Yes ☐ No ☑

As of November 14, 2008, the Registrant had 2,076,700 shares of its Common Stock, $.0001 par value, issued and 2,076,700 outstanding.

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Index to Financial Statements

Balance Sheets	F–1

Statements of Operations	F–2

Statements of Cash Flows	F–3

Notes to Financial Statements	F–4

AUTO SEARCH CARS, INC
(A Development Stage Company)
BALANCE SHEETS

	September 30, 2008	March 31, 2008
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$6,167	$7,845
Total Current Assets	6,167	7,845

Other Assets
Organization costs	200	200
	$6,367	$8,045

LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIENCY)
Current Liabilities
Accounts payable and accrued liabilities	$2,843	$–
Due to director	11,000	1,000
Total Current Liabilities	13,843	1,000

Stockholders’ Equity/(Deficiency)
Preferred Stock, $.0001 par value, 1,000,000 shares authorized, none issued	–	–
Common stock, $.0001 par value, 74,000,000 shares authorized, 2,076,700 shares issued and outstanding	208	208

Additional paid-in capital	7,662	7,662
Accumulated deficit during development stage	(15,346)	(825)
Total Stockholders’ Equity/(Deficiency)	(7,476)	7,045
	$6,367	$8,045

See Notes to Financial Statements

F–1

AUTO SEARCH CARS, INC
(A Development Stage Company)
STATEMENT OF OPERATIONS
(Unaudited)

	Three Months ended 30-Sept-08	Six Months Ended 30-Sept-08	1-Feb-08 (inception) to 30-Sept-08
Revenues	$–	$–		$–

General and administrative expenses	2,398	14,521		15,546
Net Loss from Operations	(2,398)	(14,521)		(15,546)

Other income	–			200
Net loss	$(2,398)	$(14,521)		$(15,346)
Basic and diluted loss per share	$(.01)	$(.01)	$
Weighted average common shares outstanding – basic and diluted	2,076,700	2,076,700

See Notes to Financial Statements

F–2

AUTO SEARCH CARS, INC
(A Development Stage Company)
STATEMENT OF CASH FLOWS
(Unaudited)

	Six Months Ended 30-Sept-08	1-Feb-08 (inception) to 30-Sept-08
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(14,521)	$(15,346)
Change in Liabilities:
Accounts payable	2,843	2,843
NET CASH USED IN OPERATING ACTIVITIES	(11,678)	(12,503)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sales of common stock		7,670
Due to director	10,000	11,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	10,000	18,670

Net increase (decrease) in cash and cash equivalents	(1,678)	6,167

Cash and cash equivalents at beginning of period	7,845	–
Cash and cash equivalents at end of period	$6,167	$6,167

Supplemental disclosures of cash flow information:
Interest paid	$–	$–
Income taxes paid	$–	$–

See Notes to Financial Statements

F–3

AUTO SEARCH CARS, INC
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE QUARTER ENDED SEPTEMBER 30, 2008
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

The Company is considered to be a development stage company in its start up phase of operations. The statements of operations and cash flows include all expenditures from the date of commencement of the development stage (February 1, 2008 to September 30, 2008).

NOTE 2 - Summary of Significant Accounting Policies

Basis of Presentation

The Company reports revenue and expenses using the accrual method of accounting for financial and tax reporting purposes. These unaudited financial statements should be read in conjunction with the financial statements and related footnotes included in the Company’s Registration Statement on Form S-1 (File No. 333-150937), filed with the Securities and Exchange Commission on May 15, 2008, and declared effective on May 27, 2008.

The results of operations for the quarter ended September 30, 2008 are not necessarily indicative of the results to be expected for the full year ending December 31, 2008.

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

Web Site Development Costs

There were no web site development costs for the period ended September 30, 2008.

Advertising Costs

Advertising costs will be expensed as incurred; however there were no advertising costs incurred as of September 30, 2008.

Earnings per Share Information

The Company follows Statement of Financial Accounting Standards No. 128. “Earnings per Share” (“SFAS No. 128”). Basic earnings per common share (“EPS”) calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. During periods when common stock equivalents, if any, are anti-dilutive they are not considered in the computation.

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

NOTE 3 - Loan from Director

On May 21, 2008, the Company received a loan in the amount of $10,000 dollars from its founder and sole director Jonathan J. Martin for transfer agent-related costs. The $ 10,000 bears no interest and is due on demand.

NOTE 4 - Stockholder’s Equity

The Company is authorized to issue 1,000,000 shares of preferred stock at $0.0001 par value and 74,000,000 shares of common stock at $0.0001 par value. As of September 30, 2008, the Company had 2,076,700 shares of common stock outstanding and no shares of preferred stock outstanding.

NOTE 5 - Litigation

The Company is not presently involved in any litigation.

F–7

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of our operations should be read in conjunction with our financial statements and the notes thereto which appear elsewhere in this report and in connection with the Registration Statement on Form S-1 (File No. 333-150937), which we filed with the Securities and Exchange Commission (the “SEC”) on May 15, 2008, and which was declared effective on May 27, 2008 (the “Registration Statement”). The results shown herein are not necessarily indicative of the results to be expected for any future periods.

This discussion contains forward-looking statements, based on current expectations. All statements regarding future events, our future financial performance and operating results, our business strategy and our financing plans are forward-looking statements and involve risks and uncertainties. In many cases, you can identify forward-looking statements by terminology, such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” or the negative of such terms and other comparable terminology. These statements are only predictions. Known and unknown risks, uncertainties and other factors could cause our actual results and the timing of events to differ materially from those projected in any forward-looking statements. In evaluating these statements, you should specifically consider various factors, including, but not limited to, those set forth in the Registration Statement and in this report.

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

Results of Operations for the Three-Month and Six-Month Periods Ended September 30, 2008

We are still in our development stage and have generated no revenues to date.

We incurred general and administrative expenses of $2,398 for the three months ended September 30, 2008. We incurred general and administrative expenses of $14,521 for the six months ended September 30, 2008. These expenses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business including transfer agent services and the preparation and filing of our registration statement. These expenses were substantially lower during the three month period ended September 30, 2008 primarily as a result of decreased fees due to our transfer agent. There are no comparable results for the prior three or six month periods because the date of our inception was February 1, 2008.

Our net loss for the three month period ended September 30, 2008 was $2,398, as compared to $14,521 for the six months ended September 30, 2008 and $15,546 from the date of our inception (February 1, 2008) to September 30, 2008. We incurred a net loss primarily as a result of expenses we incurred in connection with filing reports with the Securities and Exchange Commission.

At September 30, 2008 we had liabilities of $13,843, a $12,843 increase from $1,000 at March 31, 2008. The increase in our liabilities was attributable to expenses incurred in connection with becoming a reporting company.

Liquidity and Capital Resources

Our cash balance at September 30, 2008 was $6,167, a decrease of $1,678 from $7,845 at March 31, 2008.

We have limited capital resources, as, among other things, we are a development stage company with no operating history. We have not generated any revenues to date and may not be able to generate sufficient revenues to become profitable in the future.

While we have sufficient funds on hand to commence business operations, our cash reserves may not be sufficient to meet our obligations for the next 12-month period. As a result, we may need to seek additional funding in the near future. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock. At this time, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to meet our obligations over the next 12 months. We do not have any arrangements in place for any future equity financing

We do not currently own any significant plant or equipment that we will seek to sell in the near future.
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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no significant changes in our internal controls over financial reporting during the quarter ended September 30, 2008 that our management believes has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting. Accordingly, management believes the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

PART II

ITEM 1.	LEGAL PROCEEDINGS

We are neither party to any material legal proceedings, nor to our knowledge, are there any proceedings threatened against us.

ITEM 1A.	Risk Factors

Not applicable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEED

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

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4T.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit No.	Description

31.1	Rule 13a – 14(a)/15d – 14(a) Certification, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13(a) and 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUTO SEARCH CARS, INC.

November 14, 2008	/s/ Jonathan J. Martin
Date	Jonathan J. Martin President, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, Chairman of the Board of Directors