Form 10-K
period 2008-12-31
Auto Search Cars, Inc.
filed 2009-04-09
CIK 1434893

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO _________________

Commission file number 333-150937

AUTO SEARCH CARS, INC.
(Exact name of registrant as specified in its charter)

Nevada	26-1919261
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
164 Eleven Levels Road, Ridgefield, Connecticut	06877
(Address of principal executive offices)	(Zip Code)

(203) 216-9991
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act: NONE

Securities registered under Section 12(g) of the Exchange Act: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if there is disclosure of delinquent filers in response to Item 405 of Regulation S-K contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the voting stock held by non-affiliates of the issuer as of June 30, 2008 was $0.00 as there was no bid or closing price of the registrant’s Common Stock on that date.

The number of shares outstanding of the registrant’s Common Stock on April 8, 2009 was 2,076,700.

AUTO SEARCH CARS, INC.
ANNUAL REPORT ON FORM 10-K
TABLE OF CONTENTS

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking.  The forward-looking statements relate to future events or the future financial performance of Auto Search Cars, Inc. including, but not limited to, statements contained in: Item 1. “Business” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  Readers are cautioned that such statements, which may be identified by words including ‘‘anticipates,’’ ‘‘believes,’’ ‘‘intends,’’ ‘‘estimates,’’ ‘‘expects,’’ and similar expressions, are only predictions or estimations and are subject to known and unknown risks and uncertainties.  In evaluating such statements, readers should consider the various factors identified in this Annual Report on Form 10-K which could cause actual events, performance or results to differ materially from those indicated by such statements.  In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by Auto Search Cars, Inc. or any other person that its objectives or plans will be achieved.  Auto Search Cars, Inc. does not undertake and specifically declines any obligation to update any forward-looking statements or to publicly announce the results of any revisions to any statements to reflect new information or future events or developments.

PART I

ITEM 1.	BUSINESS

Corporate History

Auto Search Cars, Inc. (referred to herein as “Auto Search Cars,” the “Company,” “we,” “our” or “us”) was incorporated on February 1, 2008, under the laws of the State of Nevada. We acquired our operating business in a transaction in which we exchanged 2,000,000 shares of common stock for an assignment of 100% of the ownership interest in the domain www.autosearchcars.com held by Jonathan J. Martin, our sole officer and director.

Pursuant to our business plan we have not generated any significant revenues. Our executive offices are located at 164 Eleven Levels Road, Ridgefield, Connecticut 06877.

Our fiscal year end is December 31.

Business

We have been engaged in the development of a web-based e-commerce site designed to be a price leader in the online vehicle sales and service market.  Inclusive in our business plan is to develop our website as a platform to provide information, not just for the sale of vehicles but also for information such as vehicle financing and warranties.  We have created a platform that is local, regional and national in nature.  By providing such a platform, we can bring vehicle sellers and other industry participants, such as vendors of automotive services and advertisers, together with consumers actively engaged in a search for a vehicle or vehicle-related products.

Since our inception, we have been engaged in business activities, including the launch of our preliminary website, website development, market research, developing our economic models and financial forecasts, performing due diligence regarding e-commerce marketing, identifying future sources of capital and most notably the launch of our fully operational website.

We have been offering free listings on our website though the date of this filing as an incentive for consumers to use our product.

We have implemented a full set of features including geographic search criteria, pictures and make/model search options.

Going Concern

The report of our independent registered public accounting firm on our consolidated financial statements for the fiscal year ended December 31, 2008 contains an explanatory paragraph regarding our ability to continue as a going concern based upon our history of net losses since our inception.

We are considering all strategic options to increase our cash on hand including equity offerings and debt financings; however, there can be no assurance that we will be successful in negotiating financing on terms agreeable to us or at all.  If adequate funds are not available or are not available on acceptable terms, we will likely not be able to take advantage of unanticipated opportunities, develop or enhance our product, or respond to competitive pressures.  There is no assurance we will be successful in raising working capital as needed and we have not established any sources of revenue.  There is no assurance that we will have sufficient funds to execute our business plan, pay our operating expenses and obligations as they become due, generate positive operating results, or continue as a going concern.

Revenue Generation

The primary revenue sources of most classified advertising websites are fees derived from consumer classified advertising. Average classified advertising fees have been slowly increasing in the industry and most commonly range from $19.00 to $69.00 per month, while some small websites attempting to be price leaders may be as low as $15.00 per month. We believe we will be competitive from both a price and feature standpoint, offering all options for only $9.95 per classified advertisement. In order to build a significant membership base, we are offering our product at no cost until we deem our user base to be large and secure enough to start to charge for membership. While we intend to implement paid listings to convert a large percentage of existing users we have not established a definite date as to when this will occur.

We intend to also generate advertising revenues by selling our banner space to industry participants interested in marketing their services to our consumer audience. Our ability to generate advertising revenues will be dependent largely on the number of members who will use our website, the number of page views they generate and the number of times potential clients reuse our service.

Marketing

Marketing efforts have been geared toward raising awareness of www.autosearchcars.com and our free membership period. Our marketing efforts have been led by our sole officer and director, Jonathan J. Martin, who has been using word-of-mouth to generate interest.  To date, our word-of-mouth marketing has not been successful and we intend to undertake web-oriented marketing efforts such as marketing partnerships and affiliate arrangements.

Competitive Business Conditions

Our primary competition is from vehicle manufacturers’ own websites and websites containing electronic classified advertisements. There are between 20 to 30 major online vehicle classified advertising sites, and several hundred sites overall. We are one of the newest and smallest sites in the industry. Presently the market is quite segmented with Autotrader.com and Yahoo.com, being widely considered the industry leaders. Autotrader.com claims more than 3,000,000 listings at any one time. Achieving critical mass with respect to market share is crucial for our business. Competitors, such as Autotrader.com and Yahoo.com, which already have an established market share, are in a better competitive position than us. Management believes it can offset any such competitive disadvantages by being a price leader in the marketplace, first through free listings, and thereafter through more competitively priced listings.

Number of Total Employees and Number of Full Time Employees

We are currently in the development stage. During this development period, we plan to rely exclusively on the services of Mr. Martin, our sole officer and director, to establish business operations and perform or supervise the minimal services our business requires at this time. We believe that Mr. Martin is capable of handling our initial operations, which are primarily administrative at this time. We have no other full or part-time employees.

Employment Agreements

We do not have an employment agreement in place with Mr. Martin, our sole officer, and do not anticipate entering into any employment agreements in the foreseeable future.

Significant Employees

We have no significant employees other than Mr. Martin.

Board Committees

As of the date hereof, we have not established any Board committees.

Directors

Pursuant to our bylaws, the minimum number of directors we are authorized to have is one and the maximum number is eight. As of December 31, 2008 and April 8, 2009, we have one director.  Although we anticipate appointing additional directors in the future, as of the date hereof we have not identified such individuals.

Intellectual Property

We hold no patents, trademarks or licenses that are material to our business.

ITEM 1A.	RISK FACTORS

Not applicable.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

Our executive office is currently provided by our sole officer and director, who provides the space to us at no charge. The address of our executive office is 164 Eleven Levels Road, Ridgefield, Connecticut 06877. We do not own or lease interests in any property.

We do not intend to renovate, improve, or develop any real property. We are not subject to competitive conditions for property and currently have no property to insure. We have no policy with respect to investments in interests in real estate and no policy with respect to investments in real estate mortgages. Further, we have no policy with respect to investments in securities of or interests in persons primarily engaged in real estate activities.

ITEM 3.	LEGAL PROCEEDINGS

There are no pending, nor to our knowledge threatened, legal proceedings against us.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fiscal quarter ended December 31, 2008.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed on the Over-the-Counter Bulletin Board under the symbol “ASCH,” however; there is no established trading market for our common stock.

Holders

As of April 8, 2009, there were 41 holders of record of our common stock.

Dividend Policy

We have never paid cash dividends on our common stock and anticipate that we will continue to retain our earnings, if any, to finance the growth of our business.

Equity Compensation Plans

We have not established any equity compensation plans as of the date of this Annual Report on Form 10-K, however we reserve the right to do so at a later date.

Recent Sales of Unregistered Securities

In February 2008, we issued to our founder, sole officer and director 2,000,000 shares of Common Stock (with a value of $200) in exchange for the founding officer’s business plan, business concept, and website.

During February and March 2008 our sole officer and director sold 76,700 shares of our $0.0001 par value common stock, at a price of $0.10 per share for total proceeds of $7,670, to 40 individuals.

There have been no other issuances of common stock.

The foregoing issuances of securities were effected in reliance upon Section 4(2) of the Securities Act of 1933, as amended (the “Act”) and Rule 506 of Regulation D promulgated thereunder.  We believe that the exemption was available because the offer and sale of the securities did not involve a public offering.

Repurchase of Securities

We have never purchased any shares of our common stock and we are not likely to purchase any shares in the foreseeable future.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our plan of operations should be read in conjunction with our financial statements and notes thereto appearing elsewhere in this Form 10-K.

Overview

We have developed a website which will function as a marketplace for buyers and sellers of vehicles and for consumers seeking information regarding automotive services, such as financing and warranties. By providing this marketplace, we intend to bring automobile sellers and other industry participants, such as vendors of automotive services and advertisers, together with consumers actively engaged in a search for a vehicle or vehicle related services.

During the year ended December 31, 2008, we have taken the following steps to implement our business plan:

•
Conducted extensive research on the ecommerce markets, costing analyses for capital expenditure requirements, budget projections for operational costs and analysis of requirements for driving internet traffic to our site and establishing joint ventures;

•	Launched non-operational website;

•	Launched operational website;

•	Met with public relation firms;

•	Obtained our first listing on website; and

•	Continuously upgrade the look and feel of site.

Liquidity and Capital Resources

During the year ended December 31, 2008, we did not generate any revenues. As of December 31, 2008 we have $4,686 in cash, which we believe is adequate working capital for approximately six months.  As of December 31, 2008 we have $2,333 in accrued liabilities.  As a result of our limited operating history, our operating plan and our growth strategy are unproven and we have limited insight into the long-term trends that may impact our business. Further, the report of our independent registered public accounting firm on our consolidated financial statements for the fiscal year ended December 31, 2008 contains an explanatory paragraph regarding our ability to continue as a going concern based upon our history of net losses since our inception.  We are considering all strategic options to increase our cash on hand including equity offerings and debt financings; however, there can be no assurance that we will be successful in negotiating financing on terms agreeable to us or at all.  If adequate funds are not available or are not available on acceptable terms, we will likely not be able to take advantage of unanticipated opportunities, develop or enhance our product, or respond to competitive pressures.  There is no assurance we will be successful in raising working capital as needed.  There is no assurance that we will have sufficient funds to execute our business plan, pay our operating expenses and obligations as they become due, generate positive operating results, or continue as a going concern.

From our inception to December 31, 2008 our business operations have primarily been focused on developing our website and marketing strategy and conducting market research and competitive analysis. We have researched, and will continue to research, numerous programs and user interfaces that may increase traffic to our website and make our website more user-friendly.

Since our inception, we have financed our operations through loans from our sole officer and director and the sale of our common stock.

We have not incurred, and do not expect to incur in the future, research and development costs.

We do not currently own any significant plant or equipment that we will seek to sell.

We do not anticipate the need to hire employees over the next 12 months with the possible exception of secretarial support should our business grow and necessitate such expenditure. We believe the services provided by our sole officer and director is sufficient at this time because our operations are currently on a small scale and are manageable by one individual.

Contractual Obligations

We have no significant contractual obligations that may affect our financial condition.

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements.

Recently Issued Accounting Pronouncements

In June 2007, the Emerging Issues Task Force of the FASB issued EITF Issue No. 07-3 “Accounting for Nonrefundable Advance Payments for Goods or Services to be Used in Future Research and Development Activities” (“EITF Issue No. 07-3”) which is effective for fiscal years beginning after December 15, 2007. EITF Issue No. 07-3 requires that nonrefundable advance payments for future research and development activities be deferred and capitalized. Such amounts will be recognized as an expense as the goods are delivered or the related services are performed. We do not expect the adoption of EITF Issue No. 07-3 to have a material impact on our financial results.

In March 2008, the FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS 161 is intended to improve financial  reporting  about  derivative  instruments  and hedging  activities by requiring  enhanced  disclosures to enable investors to better understand their effects on an  entity’s  financial  position,  financial  performance,  and cash flows. SFAS 161 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format.  It also provides more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk-related.  Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments.  SFAS 161 will be effective for financial statements issued for fiscal years and interim periods beginning on May 1, 2009. We will adopt SFAS No. 161 beginning in the first quarter of 2009.  We do not expect that the adoption of SFAS No. 161 will significantly impact our financial position, cash flows and results of operations.

On December 21, 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 110 (“SAB 110”).  SAB 110 provides guidance to issuers on the method allowed in developing estimates of expected term of “plain vanilla” share options in accordance with SFAS No. 123(R), “Share-Based  Payment”.  The staff will continue to accept, under certain circumstances, the use of a simplified method beyond December 31, 2007 which amends question 6 of Section D.2 as included in SAB 107, “Valuation of Share-Based  Payment  Arrangements for Public  Companies”,  which stated that the simplified method could not be used beyond December 31, 2007.  SAB 110 was effective for us as of May 1, 2008.  We are currently evaluating the potential impact, if any, that the adoption of SAB 110 will have on our financial statements.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements of Auto Search Cars, Inc.
Index to Financial Statements

Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1

FINANCIAL STATEMENTS

Balance Sheet	F-2

Statement of Operations	F-3

Statement of Changes in Stockholders' Deficiency	F-4

Statement of Cash Flows	F-5

Notes to Financial Statements	F-6 to F-9

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Auto Search Cars, Inc (A Development Stage Company)

We have audited the accompanying balance sheet of Auto Search Cars, Inc (A Development Stage Company) (the “Company”) as of December 31, 2008, and the related statements of operations, changes in stockholders’ deficiency, and cash flows for the period from February 01, 2008 (inception) to December 31, 2008.  The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2008, and the results of its operations and its cash flows for the period from February 01, 2008 (inception) to December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3, the Company has incurred significant losses from operations since its inception and has incurred a net loss, which substantially exceeds its working capital and has not yet established any source of revenues. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Bernstein & Pinchuk LLP

March 31, 2009

New York, NY

Auto Search Cars, Inc.
(A Development Stage Company)
Balance Sheet
December 31, 2008

ASSETS

Current Assets
Cash and cash equivalents	$4,486
Total Current Assets	4,486
Other Assets
Organization costs	200
$4,686

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilites
Accounts payable and accrued liabilities	$2,333
Loan from director	11,000
Total Current Liabilities	13,333

Stockholders' Deficiency
Preferred Stock, $.0001 par value, 1,000,000 shares authorized,
none issued	-
Common stock, $.0001par value, 74,000,000 shares authorized,
2,076,700 shares issued and outstanding	208

Additional paid-in capital	7,662
Deficit accumulated during development stage	(16,517)
Total Stockholders' Deficiency	(8,647)
$4,686

See Notes to Financial Statements

Auto Search Cars, Inc.
(A Development Stage Company)
Statement Of Operations
Period from February 1, 2008 (Inception) to December 31, 2008

Revenues	$-

General and administrative expenses	16,717

Net loss from operations	(16,717)

Other income	200
Net loss	$(16,517)

Basic and diluted loss per share	(0.01)
Weighted average common shares outstanding – basic and diluted	2,076,700

See Notes to Financial Statements

Auto Search Cars, Inc
Statement Of Changes In Stockholders' Deficiency
Period from February 1, 2008 (Inception) to December 31, 2008

				Deficit accumulated
	Common stock		Additional	during development	Total Stockholders'
	Shares	Amount	Paid-in capital	stage	Deficiency
Common shares issued for services	2,000,000	200	$-	$-	$200
Insurance of common stock for cash at .0001	76,700	$8	7,662	-	7,670
Net loss				(16,517)	(16,517)
Balance as of December 31, 2008	2,076,700	$208	$7,662	$(16,517)	$(8,647)

See Notes to Financial Statements

Auto Search Cars, Inc.
(A Development Stage Company)
Statement Of Cash Flows
Period from February 1, 2008 (Inception) to December 31, 2008

Cash flows from operating activities
Net loss	$(16,517)
Change in Operating liabilities
Accounts payable	2,333
Net cash used in operating activities	(14,184)

Cash flows from financing activities
Proceeds from sales of common stock	7,670
Loan from director	11,000
Net cash provided by financing activities	18,670

Net increase in cash	4,486

Cash and Cash equivalents at beginning of period	-

Cash and Cash equivalents at end of period	$4,486

Supplemental disclosures of cash flow information:
Interest paid	$-
Income taxes paid	$-

Other non-cash transactions:
200 shares of common stock issued for services.

See Notes to Financial Statements

Auto Search Cars, Inc.
(A Development Stage Company)
Notes to Financial Statements

Note 1 - Nature of Business and Summary of Significant Accounting Policies

Organization

Auto Search Cars, Inc. (the “Company”) was incorporated on February 1, 2008 (the “Date of Inception”) under the laws of the State of Nevada. In February 2008, the Company acquired its website from its sole officer and director.

Nature of Operations

The Company has developed a website which will function as a marketplace for buyers and sellers of vehicles and for consumers seeking information regarding automotive services, such as financing and warranties. By providing this marketplace, the Company intends to bring automobile sellers and other industry participants, such as vendors of automotive services and advertisers, together with consumers actively engaged in a search for a vehicle or vehicle-related services.

The Company’s business model is built on multiple anticipated revenue streams including online consumer classified listings and banner advertising by industry participants interested in marketing their services to our consumer audience.

The Company is a development stage company. The statements of operations and cash flows include all expenditures from the Date of Inception to December 31, 2008.

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

Revenue Recognition

The Company’s revenues are anticipated to be derived from multiple sources. Revenue sources include fees derived from consumer placed classified advertisements as well as banner advertising. Revenues from these services will be recognized ratably over the period in which the service is provided. Advertising revenues are anticipated to be generated from short-term contracts which the Company will typically guarantee for a fixed fee. These revenues will be recognized ratably over the term of the agreement, provided that the amount recognized does not exceed the amount that would be recognized based upon actual impressions delivered.

Web Site Development Costs

Web site development costs for the period ended December 31, 2008 were not significant, and were paid by the Company’s founder, sole officer and director, Jonathan J. Martin. The Company issued to Mr. Martin 2,000,000 shares of common stock at a value of $0.0001 or $200, in exchange for Mr. Martin’s business plan, business concept, and website in February 2008.

Auto Search Cars, Inc.
(A Development Stage Company)
Notes to Financial Statements

Advertising Costs

Advertising costs will be expensed as incurred; however there were no advertising costs included in general and administrative expenses as of December 31, 2008.

Loan from Director

On February 15, 2008, and May 28, 2008 the Company received loans for the amount of $1,000 and $10,000 dollars respectively, from its founder, sole officer and director for audit and stock transfer related costs. The total amount of $11,000 bears no interest and is due on demand.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2008. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash. Fair values were assumed to approximate carrying values for cash because they are short term in nature and their carrying amounts approximate fair values.

Earnings per Share

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

Auto Search Cars, Inc.
(A Development Stage Company)
Notes to Financial Statements

Recent Pronouncements

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

In March 2008, the FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS 161 is intended to improve financial  reporting  about  derivative  instruments  and hedging  activities by requiring  enhanced  disclosures to enable investors to better understand their effects on an  entity’s  financial  position,  financial  performance,  and cash flows. SFAS 161 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format.  It also provides more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk-related.  Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments.  SFAS 161 will be effective for financial statements issued for fiscal years and interim periods beginning on May 1, 2009. The Company will adopt SFAS No. 161 beginning in the first quarter of 2009.  The Company does not expect that the adoption of SFAS No. 161 will significantly impact its financial position, cash flows and results of operations.

On December 21, 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 110 (“SAB 110”).  SAB 110 provides guidance to issuers on the method allowed in developing estimates of expected term of “plain vanilla” share options in accordance with SFAS No. 123(R), “Share-Based  Payment”.  The staff will continue to accept, under certain circumstances, the use of a simplified method beyond December 31, 2007 which amends question 6 of Section D.2 as included in SAB 107, “Valuation of Share-Based  Payment  Arrangements for Public  Companies”,  which stated that the simplified method could not be used beyond December 31, 2007. SAB 110 is effective May 1, 2008 for the Company.  The Company is currently evaluating the potential impact, if any, that the adoption of SAB 110 will have on its financial statements.

Note 2 - Stockholder’s Deficiency

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share and 74,000,000 shares of common stock with a par value of $0.0001 (the “Common Stock”).

In February 2008, the Company issued to its founder, sole officer and director 2,000,000 shares of Common Stock (valued at $200) in exchange for the founding officer’s business plan, business concept, and website. The shares were deemed to have been issued pursuant to an exemption provided by Section 4(2) of the Act, which exempts from registration “transactions by an issuer not involving any public offering.”

During February and March 2008 the Company’s founder, sole officer and director sold 76,700 shares of Common Stock, at a price of $0.10 per share for a total amount of $7,670.  These shares are considered to have been outstanding since inception in February 2008.

There have been no other issuances of common stock.

Auto Search Cars, Inc.
(A Development Stage Company)
Notes to Financial Statements

Stock-based Compensation

The Company has not adopted a stock option plan and has not granted any stock options from its inception. Accordingly, no stock-based compensation has been recorded to date.

Note 3 – Going Concern

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has not established any source of revenue to cover its costs.  The Company is evaluating strategic options to increase its cash on hand including equity offerings and debt financings; however, there can be no assurance that the Company will be successful in negotiating financing on terms agreeable to it or at all.  The financial statements do not reflect any adjustments which might result from the outcome of this uncertainty.

Note 4 - Related Party Transactions

On February 15, 2008, and May 28, 2008 the Company received loans for the amount of $1,000 and 10,000 dollars respectively, from its founder and sole director for audit and stock transfer related costs. The total of $11,000 bears no interest and is due on demand.

Related party transactions are measured at the exchange amount which is the amount of consideration agreed to between the related parties.

Note 5 - Income Taxes

The provision for income taxes reported differs from the amounts computed by applying aggregate income tax rates for the loss before tax provision due to the following:

2008
Loss before income taxes	$(16,517)
Total Loss in 2008	$16,517

At December 31, 2008, the Company had accumulated non-capital loss carry forwards of approximately $16,517, which may be available to reduce taxable income in future taxation years.

The potential future tax benefits of these expenses and losses carried forward have not been reflected in these financial statements due to the uncertainty regarding their ultimate realization.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

As of the date of this Annual Report on Form 10-K, there have been no changes in or disagreements with our auditors.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15/15d-15 under the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), as of December 31, 2008, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our sole officer (principal executive officer and principal accounting officer). Based upon the results of that evaluation, our management has concluded that, as of December 31, 2008, our disclosure controls and procedures were effective and provide reasonable assurance that material information related to our Company required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management to allow timely decisions on required disclosure.

Management's Report on Internal Control Over Financial Reporting

This Annual Report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation described above during the quarter ended December 31, 2008 that has materially affected or is reasonably likely to materially affect our internal controls over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Name	Age	Position
Jonathan Martin	31	President and Director

Mr. Martin has served as our President, Principal Executive Officer, Principal Financial Officer and Chairman since our inception on February 1, 2008. Mr. Martin has over ten years of experience in the entrepreneurial world including export and financial related transactions. Since January 2008, Mr. Martin has served as associate legal counsel for a Connecticut-based finance firm. From January 2007, through December 2007, Mr. Martin worked with East Coast Venture Capital, Inc., a company which specializes in small business investments. During 2005, Mr. Martin served as a developer representative at Skyline Equities Reality, a real estate developer based in Miami, Florida. From 2003 to 2006, Mr. Martin served as a consultant for international corporations in Miami, Florida including Intimade SA, a Mexican based apparel company. From 2001 to 2003, Mr. Martin served as an equity trader with the New York based Broadway Trading. Mr. Martin received his BS in Finance from the University of Miami and his JD from Florida International University.

There are no family relationships among our officers, directors and significant employees.

Board of Directors

Members of our Board of Directors (the “Board”) are elected for one-year terms serving until the next annual stockholders’ meeting or until their death, resignation, retirement, removal, disqualification, or until a successor has been elected and qualified. All officers are appointed annually by the Board and serve at the discretion of the Board. Currently, our directors receive no compensation for their service on our Board and we do not anticipate paying any compensation to directors in the foreseeable future.

All directors will be reimbursed by us for any accountable expenses incurred in attending Board meetings provided that we have the resources to pay these fees. We will consider applying for officers and directors liability insurance when we have the resources to do so.

Director Independence

Our determination of independence of directors is made using the definition of “independent director” contained in Rule 4200(a)(15) of the Marketplace Rules of the NASDAQ Stock Market (“NASDAQ”), even though such definitions do not currently apply to us because we are not listed on NASDAQ. We have determined that  Mr. Martin, our sole director, is not “independent” within the meaning of such rules because he currently serves as our sole officer.

Committees of the Board of Directors

Concurrent with having sufficient members and resources, the Board intends to establish an audit committee and a compensation committee. The audit committee will review the results and scope of the audit and other services provided by the independent auditors and review and evaluate the system of internal controls. The compensation committee will review and recommend compensation arrangements for the officers and employees. No final determination has yet been made as to the memberships of these committees or when we will have sufficient members to establish committees. We believe that we will need a minimum of three independent directors to have effective committee systems.

ITEM 11.	EXECUTIVE COMPENSATION

We did not pay any compensation to our sole officer for services he rendered during the year ended December 31, 2008.  We do not intend to compensate our executive officers for the foreseeable future. However, we may compensate them after that time if we have the financial resources to do so.

As of December 31, 2008, there were no:

•	grants or other plan-based awards outstanding;

•	equity awards outstanding;

•	options outstanding or exercised;

•	no pension benefit plans; and

•	non-qualified deferred compensation.

Director Compensation

Our sole director was not compensated for his services during the fiscal year ended December 31, 2008.  We do not intend to compensate our directors for the foreseeable future. However, we may compensate them after that time if we have the financial resources to do so.

Section 16A Beneficial Ownership Reporting Compliance

To the best of our knowledge, there were no Section 16(a) transactions that were required to be reported.

Employment Agreements

We do not have an employment agreement with our sole officer and do not anticipate entering into one.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The following tables set forth certain information regarding beneficial ownership of our capital stock as of the date hereof by (i) each person whom we know to beneficially own more than five percent of any class of our common stock, (ii) each of our directors, (iii) each of the executive officers and (iv) all our directors and executive officers as a group. Unless otherwise indicated, each of the persons listed below has sole voting and investment power with respect to the shares beneficially owned.

Our total authorized capital stock consists of 100,000,000 shares of common stock, $0.0001 par value per share. As of April 8, 2009, there were 2,076,700 shares of our common stock outstanding, all of which were fully paid, non-assessable and entitled to vote. Each share of our common stock entitles its holder to one vote on each matter submitted to our stockholders. As of April 8, 2009, there were no shares of preferred stock issued and outstanding.

Name and Address of Beneficial Owner(1)	Shares of Common Stock Beneficially Owned(2)	Percentage of Common Shares Beneficially Owned
Jonathan Martin(1)	2,000,000	96.34%
All directors and officers as a group (1 persons)	2,000,000	96.34%

(1)	Unless otherwise indicated, the address of each person listed below is c/o Auto Search Cars, Inc.

Equity Compensation Plans

This information is provided in Item 5 above, and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

In February 2008, we issued to Jonathan J. Martin, our founder, sole officer and director, 2,000,000 shares of our common stock, $0.0001 par value (valued at $200) in exchange for Mr. Martin’s business plan, business concept, and website. The shares were deemed to have been issued pursuant to an exemption provided by Section 4(2) of the Act, which exempts from registration “transactions by an issuer not involving any public offering.”

Director Independence

This information is provided in Item 10 above, and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Bernstein & Pinchuk LLP serves as our independent registered public accounting firm and audited our financial statements for the fiscal year ended December 31, 2008, and audited our March 31, 2008 quarter end financials which were included in our Registration Statement on Form S-1 (File No. 333-150937). Aggregate fees for professional services rendered to us Bernstein & Pinchuk LLP are set forth below:

2008
Audit Fees	$1,500
Other Audit Fees	$1,000
Tax Fees	$0
Total	$2,500

Audit Fees. Aggregate fees for professional services rendered by Bernstein & Pinchuk, LLP totaled approximately $1,500 for 2008.  Fees also include fees for the review of our quarterly financials.

Other Audit Fees: Aggregate fees for review of our Registration Statement on Form S-1 (File No. 333-150937), which was filed with the Securities and Exchange Commission on May 15, 2008 and declared effective on May 27, 2008, totaled $1,000.

Tax Fees. Fees for tax services totaled approximately $0 for 2008.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

Exhibit Number	Description
3.1
Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on May 15, 2008 and declared effective on May 27, 2008 (Registration No. 333-150937)).

3.2
By-laws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on May 15, 2008 and declared effective on May 27, 2008 (Registration No. 333-150937)).

4.1
Specimen common stock certificate for the Company (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on May 15, 2008 and declared effective on May 27, 2008 (Registration No. 333-150937)).

10.1
Form of subscription agreement (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on May 15, 2008 and declared effective on May 27, 2008 (Registration No. 333-150937)).

31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Auto Search Cars, Inc.

Date: April 9, 2009	By:	/s/ Jonathan Martin
Jonathan Martin President, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer and Sole Director

Pursuant to and in accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Jonathan Martin	President, Principal Executive Officer, Principal Financial Officer,	April 9, 2009
Jonathan Martin	Principal Accounting Officer and Sole Director

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED
PURSUANT TO SECTION 15(d) OF THE EXCHANGE ACT BY NON-REPORTING ISSUERS

1.	As of the date of this Annual Report on Form 10-K, no Annual Report or proxy soliciting material has been sent to security holders covering our fiscal year ended December 31, 2008.

2.
If such Annual Report or proxy material is furnished to security holders subsequent to the filing of this Annual Report on Form 10-K, we will furnish copies of such material to the Commission at the time it is sent to security holders.

EXHIBIT INDEX

Exhibit Number	Description
3.1
Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on May 15, 2008 and declared effective on May 27, 2008 (Registration No. 333-150937)).

3.2
By-laws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on May 15, 2008 and declared effective on May 27, 2008 (Registration No. 333-150937)).

4.1
Specimen common stock certificate for the Company (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on May 15, 2008 and declared effective on May 27, 2008 (Registration No. 333-150937)).

10.1
Form of subscription agreement (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on May 15, 2008 and declared effective on May 27, 2008 (Registration No. 333-150937)).

31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.