Form 10-Q
period 2009-03-31
Auto Search Cars, Inc.
filed 2009-05-20
CIK 1434893

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended March 31, 2009

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
 Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐Yes ☐No

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
 Yes ☐ No ☑

As of May 15, 2009, the Registrant had 2,076,700 shares of its Common Stock, $.0001 par value, issued and 2,076,700 outstanding.

TABLE OF CONTENTS

Page

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

Index to Financial Statements

Balance Sheets	4
Statements of Operations	5
Statements of Cash Flows	6
Notes to Financial Statements	7

AUTO SEARCH CARS, INC
(A Development Stage Company)
BALANCE SHEETS

	March 31, 2009	December 31, 2008
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$1,712	$4,486
Total Current Assets	1,712	4,486

Other Assets
Organization costs	200	200
	$1,912	$4,686

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities
Accounts payable and accrued liabilities	$700	$2,333
Due to director	11,000	11,000
Total Current Liabilities	11,700	13,333

Stockholders’ Deficiency
Preferred Stock, $.0001 par value, 1,000,000 shares authorized, none issued	–	–
Common stock, $.0001 par value, 74,000,000 shares authorized, 2,076,700 shares issued and outstanding	208	208

Additional paid-in capital	7,662	7,662
Accumulated deficit during development stage	(17,658)	(16,517)
Total Stockholders’ Deficiency	(9,788)	(8,647)
	$1,912	$4,686

See Notes to Financial Statements

AUTO SEARCH CARS, INC
(A Development Stage Company)
STATEMENT OF OPERATIONS
(Unaudited)

	Three Months ended March 31, 2009	1-Feb-08 (inception) to March 31, 2008	1-Feb-08 (inception) to March 31, 2009
Revenues	$–	$–	$–

General and administrative expenses	1,141	1,025	17,858
Net Loss from Operations	(1,141)	(1,025)	(17,858)

Other income	–	200	200
Net loss	$(1,141)	(825)	$(17,658)
Basic and diluted loss per share	$(.00)	(.00)	$(.01)
Weighted average common shares outstanding – basic and diluted	2,076,700	2,076,700	2,076,700

See Notes to Financial Statements

AUTO SEARCH CARS, INC
(A Development Stage Company)
 STATEMENT OF CASH FLOWS
(Unaudited)

	Three Months Ended 31-March-09	1-Feb-08 (inception) to March 31, 2008	1-Feb-08 (inception) to March 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,141)	$(825)	$(17,658)
Change in Liabilities:
Accounts payable and accrued liabilities	(1,633)	-	700
NET CASH USED IN OPERATING ACTIVITIES	(2,774)	(825)	(16,958)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sales of common stock	-	7,670	7,670
Loan from director	-	1,000	11,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	-	8,670	18,670

Net increase (decrease) in cash and cash equivalents	(2,774)	7,845	1,712

Cash and cash equivalents at beginning of period	4,486	-	-
Cash and cash equivalents at end of period	$1,712	$7,845	$1,712

Supplemental disclosures of cash flow information:
Interest paid	$–	$–	$–
Income taxes paid	$–	$–	$–

See Notes to Financial Statements

AUTO SEARCH CARS, INC
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE QUARTER ENDED MARCH 31, 2009
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

NOTE 2 - Summary of Significant Accounting Policies

Basis of Presentation

The Company reports revenue and expenses using the accrual method of accounting for financial and tax reporting purposes. These unaudited financial statements should be read in conjunction with the financial statements and related footnotes included in the Company’s Form 10K filed with the Securities and Exchange Commission on April 9, 2009.

The report of the Company's independent registered public accounting firm on the Company's financial statements for the fiscal year ended December 31, 2008 contains an explanatory paragraph regarding the Company's ability to continue as a going concern based upon the Company's history of net losses since its inception.

The results of operations for the quarter ended March 31, 2009 are not necessarily indicative of the results to be expected for the full year ending December 31, 2009.

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
FOR THE QUARTER ENDED MARCH 31, 2009
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

Web Site Development Costs

Web site development costs were $300 for the period ended March 31, 2009 which has been included in general and administrative expenses.

Advertising Costs

Advertising costs will be expensed as incurred; however there were no advertising costs incurred as of March 31, 2009.

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
FOR THE QUARTER ENDED MARCH 31, 2009
(Unaudited)

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

NOTE 4 - Stockholder’s Equity

The Company is authorized to issue 1,000,000 shares of preferred stock at $0.0001 par value and 74,000,000 shares of common stock at $0.0001 par value. As of March 31, 2009, the Company had 2,076,700 shares of common stock outstanding and no shares of preferred stock outstanding.

AUTO SEARCH CARS, INC
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (cont’d)
FOR THE QUARTER ENDED MARCH 31, 2009
(Unaudited)

NOTE 5 - Commitments and Contingencies

The Company is not presently involved in any litigation.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of our operations should be read in conjunction with our financial statements and the notes thereto which appear elsewhere in this report and in connection with the Form 10K, which we filed with the Securities and Exchange Commission on April 9, 2009. The results shown herein are not necessarily indicative of the results to be expected for any future periods.

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

Results of Operations for the Three Months Ended March 31, 2009 As Compared to the Period From Inception (February 1, 2008) through March 31, 2008

We are still in our development stage and have generated no revenues to date.

General and administrative expenses increased by $116 from $1,025 for the period from inception (February 1, 2008) through March 31, 2008, as compared to $1,141 for March 31, 2009.  The increase was attributable to the general operating expenses and professional fees incurred in connection with the day to day operation of our business including transfer agent services and legal fees.
Net loss increased by $316 from $825 for the period from inception (February 1, 2008) through March 31, 2008, as compared to $1,141 for the three months ended March 31, 2009. We incurred a net loss primarily as a result of expenses we incurred in connection with the day to day operations of our business and with filing reports with the Securities and Exchange Commission.

At March 31, 2009 we had liabilities of $11,700, a $1,633 decrease from $13,333 at December 31, 2008. The decrease in our liabilities was attributable to the payment of certain accrued liabilities.

Liquidity and Capital Resources

Our cash balance at March 31, 2009 was $1,712, a decrease of $2,774 from $4,486 at December 31, 2008.

We have limited capital resources, as, among other things, we are a development stage company with no operating history. We have not generated any revenues to date and may not be able to generate sufficient revenues to become profitable in the future.

The report of our independent registered public accounting firm on our financial statements for the fiscal year ended December 31, 2008 contains an explanatory paragraph regarding our ability to continue as a going concern based on our history of net losses since our inception.

While we have sufficient funds on hand to commence business operations, our cash reserves may not be sufficient to meet our obligations for the next 12-month period. As a result, we may need to seek additional funding in the near future. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock. At this time, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to meet our obligations over the next 12 months. We do not have any arrangements in place for any future equity financing.

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

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As required by Rule 13a-15/15d-15 under the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), as of March 31, 2009, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our sole officer (principal executive officer and principal accounting officer). Based upon the results of that evaluation, our management has concluded that, as of March 31, 2009, our disclosure controls and procedures were effective and provide reasonable assurance that material information related to our Company required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management to allow timely decisions on required disclosure.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There were no changes in our internal controls over financial reporting identified in connection with the evaluation described above during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS

We are neither party to any material legal proceedings, nor to our knowledge, are there any proceedings threatened against us.

ITEM 1A.	RISK FACTORS

Not applicable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEED

None.

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

AUTO SEARCH CARS, INC.

May 20, 2009	/s/ Jonathan J. Martin
Date
Jonathan J. Martin
President, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, Chairman of the Board of Directors
(on behalf of the Company and as Principal Financial and Accounting Officer)