Form 10-Q
period 2009-06-30
Auto Search Cars, Inc.
filed 2009-08-19
CIK 1434893

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended June 30, 2009

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
 Yes ☐ No ☑

As of August 13, 2009, the Registrant had 2,076,700 shares of its Common Stock, $.0001 par value, issued and 2,076,700 outstanding.

TABLE OF CONTENTS

i

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

Index to Financial Statements

Balance Sheets	F–1
Statements of Operations	F–2
Statements of Cash Flows	F–3
Notes to Financial Statements	F–4

AUTO SEARCH CARS, INC
(A Development Stage Company)
BALANCE SHEETS

	June 30, 2009	December 31, 2008
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$1,270	$4,486
Total Current Assets	1,270	4,486

Other Assets
Organization costs	200	200
	$1,470	$4,686

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities
Accounts payable and accrued liabilities	$2,250	$2,333
Due to director	11,000	11,000
Total Current Liabilities	13,250	13,333

Stockholders’ Deficiency
Preferred Stock, $.0001 par value, 1,000,000 shares authorized, none issued	–	–
Common stock, $.0001 par value, 74,000,000 shares authorized, 2,076,700 shares issued and outstanding	208	208

Additional paid-in capital	7,662	7,662
Accumulated deficit during development stage	(19,650)	(16,517)
Total Stockholders’ Deficiency	(11,780)	(8,647)
	$1,470	$4,686

See Notes to Financial Statements

AUTO SEARCH CARS, INC
(A Development Stage Company)
STATEMENT OF OPERATIONS
(Unaudited)

	Three Months ended June 30, 2009	Three Months ended June 30, 2008	Six Months ended June 30, 2009	1-Feb-08 (inception) to June 30, 2008	1-Feb-08 (inception) to June 30, 2009
Revenues	$–	$–	$–	$–	$–

General and administrative expenses	1,992	12,123	3,133	13,148	19,850
Net Loss from Operations	(1,992)	(12,123)	(3,133)	(13,148)	(19,850)

Other income	–	–	–	200	200
Net loss	$(1,992)	$(12,123)	$(3,133)	$(12,948)	$(19,650)
Basic and diluted loss per share	$(0.00)	$(0.01)	$(0.00)	$(0.01)	$(0.01)
Weighted average common shares outstanding – basic and diluted	2,076,700	2,076,700	2,076,700	2,025,075	2,076,700

See Notes to Financial Statements

AUTO SEARCH CARS, INC
(A Development Stage Company)
 STATEMENT OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30, 2009	1-Feb-08 (inception) to June 30, 2008	1-Feb-08 (inception) to June 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,133)	$(12,948)	$(19,650)
Change in Liabilities:
Accounts payable and accrued liabilities	(83)	2,152	2,250
NET CASH USED IN OPERATING ACTIVITIES	3,216	(10,796)	(17,400)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sales of common stock	–	7,670	7,670
Loan from director	–	11,000	11,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	–	18,670	18,670

Net increase (decrease) in cash and cash equivalents	(3,216)	7,874	1,270

Cash and cash equivalents at beginning of period	4,486	–	–
Cash and cash equivalents at end of period	$1,270	$7,874	$1,270

Supplemental disclosures of cash flow information:
Interest paid	$–	$–	$–
Income taxes paid	$–	$–	$–

See Notes to Financial Statements

AUTO SEARCH CARS, INC
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE QUARTER ENDED JUNE 30, 2009
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

The results of operations for the quarter ended June 30, 2009 are not necessarily indicative of the results to be expected for the full year ending December 31, 2009.

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
FOR THE QUARTER ENDED JUNE 30, 2009
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

Web Site Development Costs

Web site development costs were $0 for the period ended June 30, 2009 which has been included in general and administrative expenses.

Advertising Costs

Advertising costs will be expensed as incurred; however there were no advertising costs incurred as of June 30, 2009.

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
FOR THE QUARTER ENDED JUNE 30, 2009
(Unaudited)

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

NOTE 4 - Stockholder’s Equity

The Company is authorized to issue 1,000,000 shares of preferred stock at $0.0001 par value and 74,000,000 shares of common stock at $0.0001 par value. As of June 30, 2009, the Company had 2,076,700 shares of common stock outstanding and no shares of preferred stock outstanding.

AUTO SEARCH CARS, INC
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (cont’d)
FOR THE QUARTER ENDED JUNE 30, 2009
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

Results of Operations for the Three Months Ended June 30, 2009 As Compared to the Three Months Ended  June 30, 2008

We are still in our development stage and have generated no revenues to date.

General and administrative expenses decreased by $10,131 to $1,992 for the three months ended June 30, 2009, as compared to $12,123 for three months ended June 30, 2008.  The decrease was attributable to the one time fees, operating expenses and professional fees that were  incurred in connection with the initial launch of our business including transfer agent services and legal fees.

Net loss decreased by $10,131 to $1,992 for the three months ended June 30, 2009, as compared to $12,123 for the three months ended June 30, 2008. The decrease in our net loss is attributable to our not incurring the expenses related to the preparation and filing of a registration statement which were incurred for three months ended June 30, 2008 in connection with the preparation of our registration statement on Form S-1 (File No. 333-150937).

Results of Operations for the Six Months Ended June 30, 2009 As Compared to the Period From Inception (February 1, 2008) through June 30, 2008

General and administrative expenses decreased by $10,015 to $3,133 for the six month period ended June 30, 2009, as compared with $13,148 for the period from February 1, 2008 (inception)  through June 30, 2008.  The decrease was attributable to the one time fees, operating expenses and professional fees that were incurred in connection with the initial launch of our business including transfer agent fees and legal fees.

Net loss decreased by $9,815 to $3,133 for the six month period ended June 30, 2009, as compared with $12,948 for the period from February 1, 2008 (inception) through June 30, 2008. The decrease in our net loss is attributable to our not incurring the expenses related to the preparation and filing of a registration statement which were incurred for the period from February 1, 2008 through June 30, 2008 in connection with the preparation of our registration statement on Form S-1 (File No. 333-150937).

Liquidity and Capital Resources

Our cash balance at June 30, 2009 was $1,270 a decrease of $3,216 from $4,486 at December 31, 2008. At June 30, 2009 we had liabilities of $13,250, a $83 decrease from $13,333 at December 31, 2008. The decrease in our liabilities was attributable to lower expenses incurred in connection with the filing of our quarterly reports with the Securities and Exchange Commission.

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

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As required by Rule 13a-15/15d-15 under the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), as of June 30, 2009, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our sole officer (principal executive officer and principal accounting officer). Based upon the results of that evaluation, our management has concluded that, as of June 30, 2009, our disclosure controls and procedures were effective and provide reasonable assurance that material information related to our Company required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management to allow timely decisions on required disclosure.

 CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There were no changes in our internal controls over financial reporting identified in connection with the evaluation described above during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

AUTO SEARCH CARS, INC.

August 19, 2009	/s/ Jonathan J. Martin
Date
Jonathan J. Martin
President, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, Chairman of the Board of Directors
(on behalf of the Company and as Principal Financial and Accounting Officer)