Form 10-Q
period 2009-09-30
Auto Search Cars, Inc.
filed 2009-11-13
CIK 1434893

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended September 30, 2009

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

(203) 431-0860
(Registrant’s telephone number, including area code)

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
 Yes ☐ No ☑

As of November 12, 2009, the Registrant had 2,076,700 shares of its Common Stock, $.0001 par value, issued and 2,076,700 outstanding.

TABLE OF CONTENTS

i

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

Index to Financial Statements

Balance Sheets	F–1
Statements of Operations	F–2
Statements of Cash Flows	F–3
Notes to Financial Statements	F–4 to F-7

AUTO SEARCH CARS, INC
(A Development Stage Company)
BALANCE SHEETS

	September 30, 2009	December 31, 2008
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$518	$4,486
Total Current Assets	518	4,486

Other Assets
Organization costs	200	200
	$718	$4,686

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities
Accounts payable and accrued liabilities	$2,296	$2,333
Due to director	11,000	11,000
Total Current Liabilities	13,296	13,333

Stockholders’ Deficiency
Preferred Stock, $0.0001 par value, 1,000,000 shares authorized, none issued	–	–
Common stock, $0.0001 par value, 74,000,000 shares authorized, 2,076,700 shares issued and outstanding	208	208

Additional paid-in capital	7,662	7,662
Accumulated deficit during development stage	(20,448)	(16,517)
Total Stockholders’ Deficiency	(12,578)	(8,647)
	$718	$4,686

See Notes to Financial Statements

AUTO SEARCH CARS, INC
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months ended September 30, 2009	Three Months ended September 30, 2008	Nine Months ended September 30, 2009	February 1,-2008 (inception) through September 30, 2008	February 1,-2008 (inception) through September 30, 2009
Revenues	$–	$–	$–	$–	$–

General and administrative expenses	798	2,398	3,931	15,546	20,448
Loss from Operations	(798)	(2,398)	(3,931)	(15,546)	(20,448)

Other income	–	–	–	200	200
Net loss	$(798)	$(2,398)	$(3,931)	$(15,346)	$(20,248)
Basic and diluted loss per share	$(0.00)	$(0.001)	$(0.00)	$(0.001)
Weighted average common shares outstanding – basic and diluted	2,076,700	2,076,700	2,076,700	2,025,075

See Notes to Financial Statements

AUTO SEARCH CARS, INC
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30, 2009	February 1, 2008 (inception) through September 30, 2008	February 1, 2008 (inception) through September 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,931)	$(15,346)	$(20,448)
Adjustments to reconcile net loss to net cash used in operating activities: Changes in operating liabilities:
Accounts payable and accrued liabilities	(37)	2,843	2,296
NET CASH USED IN OPERATING ACTIVITIES	(3,968)	(12,503)	(18,152)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sales of common stock	–	7,670	7,670
Loan from director	–	11,000	11,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	–	18,670	18,670

Net increase (decrease) in cash and cash equivalents	(3,968)	6,167	518

Cash and cash equivalents at beginning of period	4,486	–	–
Cash and cash equivalents at end of period	$518	$6,167	$518

Supplemental disclosures of cash flow information:
Interest paid	$–	$–	$–
Income taxes paid	$–	$–	$–

See Notes to Financial Statements

AUTO SEARCH CARS, INC
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
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

NOTE 2 - Summary of Significant Accounting Policies

Basis of Presentation – Development Stage Company

The Company has not earned any revenue from operations.  Accordingly, the Company's activities have been accounted for as those of a "Development Stage Company" as set forth in Financial Accounting Standards Board Statement No. 7 ("SFAS 7") (ASC 915).  Among the disclosures required by SFAS 7 are that the Company's financial statements be identified as those of an development stage company, and that the statements of operations, stockholders' equity and cash flows disclose activity since the date of the Company's inception.

The Company reports revenue and expenses using the accrual method of accounting for financial and tax reporting purposes. These unaudited financial statements should be read in conjunction with the financial statements and related footnotes included in the Company’s Annual Report on Form10-K filed with the Securities and Exchange Commission on April 9, 2009.

The results of operations for the quarter ended September 30, 2009 are not necessarily indicative of the results to be expected for the full year ending December 31, 2009.

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

Compensation Expense

The Company has not paid any compensation to its sole officer and director and accordingly, no compensation expense is reported in these financial statements.

Revenue Recognition

The Company’s revenues are anticipated to be derived from multiple sources. Revenue sources will include listing fees derived from consumer-placed classified advertisements as well as banner advertising for companies in the auto industry. Revenues from these advertisements will be recognized ratably over the period in which the advertisement is featured on the website. Advertising revenues are anticipated to be generated from short-term contracts in which the Company typically guarantees a fixed fee. These revenues will be recognized ratably over the term of the agreement, provided that the amount recognized does not exceed the amount that would be recognized based upon actual impressions delivered.

Web Site Development Costs

There were no web site development costs incurred during the period ended September 30, 2009.

Advertising Costs

Advertising costs will be expensed as incurred; however there were no advertising costs incurred during the period ended September 30, 2009.

Income Taxes

The Company follows Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes” (“SFAS No. 109”) (ASC 740) for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

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

Basic and Diluted Loss per Share

The Company computes loss per share in accordance with SFAS No. 128 (ASC 260). “Earnings per Share”, which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period.  Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.

Recent Pronouncements

The following accounting guidance has been issued and will be effective for the Company in or after fiscal year 2009:

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (“SFAS No. 168”).  Under SFAS No. 168 the “FASB Accounting Standards Codification” (“Codification”) will become the source of authoritative U. S. GAAP to be applied by nongovernmental entities.  Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.

SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  On the effective date, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. SFAS No. 168 is effective for the Company’s interim quarterly period beginning July 1, 2009. The Company does not expect the adoption of SFAS No. 168 to have an impact on future financial statements.

NOTE 3 - Related Party Transactions – Due to Director

On May 21, 2008, the Company received a $10,000 loan from its founder, sole officer and director, Jonathan J. Martin, for transfer agent-related costs. On February 15, 2009, the Company received a loan in the amount of $1,000 from its founder, sole officer and director, Jonathan J. Martin, for audit related costs. These loans bear no interest and are due on demand.

NOTE 4 - Stockholder’s Deficiency

The Company is authorized to issue 1,000,000 shares of preferred stock at $0.0001 par value per share and 74,000,000 shares of common stock at $0.0001 par value per share. As of September 30, 2009, the Company had 2,076,700 shares of common stock outstanding and no shares of preferred stock outstanding.

AUTO SEARCH CARS, INC
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (cont’d)
FOR THE QUARTER ENDED SEPTEMBER 30, 2009
(Unaudited)

NOTE 5 - Commitments and Contingencies

The Company is not presently involved in any litigation.

NOTE 6 – Going Concern

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

NOTE 7 – Subsequent Events

As of the date of this interim financial report, November 13, 2009, there have been no subsequent events that warrant disclosure by the Company

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of our operations should be read in conjunction with our financial statements and the notes thereto which appear elsewhere in this report and in connection with our Annual Report on Form 10-K, which we filed with the Securities and Exchange Commission (the “SEC”) on April 9, 2009. The results shown herein are not necessarily indicative of the results to be expected for any future periods, including for the fiscal year ending December 31, 2009.

This discussion contains forward-looking statements, based on current expectations. All statements regarding future events, our future financial performance and operating results, our business strategy and our financing plans are forward-looking statements and involve risks and uncertainties. In many cases, you can identify forward-looking statements by terminology, such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” or the negative of such terms and other comparable terminology. These statements are only predictions. Known and unknown risks, uncertainties and other factors could cause our actual results and the timing of events to differ materially from those projected in any forward-looking statements. In evaluating these statements, you should specifically consider various factors, including, but not limited to, those set forth in this report.

General

We are a development stage business engaged in the development and marketing of a web-based e-commerce site (www.autosearchcars.com) designed to be a price leader in the online auto sales market.

Since our inception, we have been engaged in business planning activities, including the launch of our website, website development, market research, developing our economic models and financial forecasts, performing due diligence regarding e-commerce marketing and identifying future sources of capital.

Our website is fully operational; however, we can give no assurance as to when, if ever, we will begin receiving listing fees from consumer-placed classified advertisements. Additionally, we can give no assurances as to when, if ever, our user base will be at the point of critical mass and free listings will cease and paid listings will be implemented.

Results of Operations for the Three Months Ended September 30, 2009 as Compared to the Three Months Ended September 30, 2008

We are a development stage company and have generated no revenues to date.

General and administrative expenses decreased by $1,600 to $798 for the three months ended September 30, 2009, as compared to $2,398 for three months ended September 30, 2008.  The decrease in our general and administrative expense is attributable to the one-time fees, operating expenses and professional fees that were incurred in connection with the initial launch of our business during the quarter ended September 30, 2008, including transfer agent services and legal fees which did not re-occur during the quarter ended September 30, 2009.

Net loss decreased by $1,600 to $798 for the three months ended September 30, 2009, as compared to $2,398 for the three months ended September 30, 2008. The decrease was attributable to the one-time fees, operating expenses and professional fees that were incurred in connection with the initial launch of our business including transfer agent services and other miscellaneous expenses.

Results of Operations for the Nine Months Ended September 30, 2009 as Compared to the Period From Inception (February 1, 2008) through September 30, 2008

General and administrative expenses decreased by $11,615 to $3,931 for the nine month period ended September 30, 2009, as compared to $15,546 for the period from February 1, 2008 (inception)  through September 30, 2008.  The decrease in general and administrative expenses was attributable to the one-time fees, operating expenses and professional fees that were incurred in connection with the initial launch of our business including transfer agent fees and legal fees.

Net loss decreased by $11,415 to $3,931 for the nine month period ended September 30, 2009, as compared to $15,346 for the period from February 1, 2008 (inception) through September 30, 2008. The decrease in our net loss was attributable to the expenses related to the preparation and filing of a registration statement which were incurred for the period from February 1, 2008 through September 30, 2008 in connection with the preparation of our registration statement on Form S-1 (File No. 333-150937) which did not re-occur during the nine months ended September 30, 2009.

Liquidity and Capital Resources

Our cash balance at September 30, 2009 was $518 a decrease of $3,968 from $4,486 at December 31, 2008. The decrease was attributable to printing, transfer agent and state fees we incurred in connection with our ongoing business operations. At September 30, 2009 we had liabilities of $13,296, a decrease of $37 from $13,333 at December 31, 2008. The decrease in our liabilities was attributable to lower continuing expenses incurred in connection with our operations.

We have limited capital resources, as, among other things, we are a development stage company with a limited operating history. We have not generated any revenues to date and may not be able to generate sufficient revenues to become profitable in the future.

Our cash reserves may not be sufficient to meet our obligations for the next 6 months. As a result, we will need to seek additional funding in the near future. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock. At this time, we cannot provide any assurance that we will be able to raise sufficient funding from the sale of our common stock to meet our obligations over the next 12 months. We do not have any arrangements in place for any future equity financing.

We do not currently own any significant plant or equipment that we will seek to sell in the near future.

We do not anticipate the need to hire employees over the next 12 months with the possible exception of administrative support should our business grow and necessitate such expenditure. We believe the services provided by our sole officer and director-are sufficient at this time. We believe that our operations are currently on a small scale and are manageable by one individual.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As required by Rule 13a-15/15d-15 under the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), as of September 30, 2009, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our sole officer (principal executive officer and principal financial officer). Based upon the results of that evaluation, our management has concluded that, as of September 30, 2009, our disclosure controls and procedures were effective and provide reasonable assurance that material information related to our business required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management to allow timely decisions on required disclosure.

 CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There were no changes in our internal controls over financial reporting identified in connection with the evaluation described above during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS

We are neither party to any material legal proceedings, nor to our knowledge, are there any proceedings threatened against us.

ITEM 1A.	RISK FACTORS

Not applicable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEED

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit No.	Description
31.1	Rule 13a – 14(a)/15d – 14(a) Certification, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13(a) and 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUTO SEARCH CARS, INC.

November 13, 2009	/s/ Jonathan J. Martin
Date
Jonathan J. Martin
President, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, Chairman of the Board of Directors
(on behalf of the Company and as Principal Financial and Accounting Officer)