Form 10-K
period 2009-12-31
Auto Search Cars, Inc.
filed 2010-04-15
CIK 1434893

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2009

or

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

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

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $0.0001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐   No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☐   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐   No ☐

Indicate by check mark if there is disclosure of delinquent filers in response to Item 405 of Regulation S-K contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☒   No ☐

The aggregate market value of the voting stock held by non-affiliates of the issuer as of June 30, 2009, was $0.00, as there was no bid or closing price of the registrant’s common stock on that date.

As of April 15, 2010, the registrant had 188,979,700 shares of its common stock, par value $0.0001, outstanding.

AUTO SEARCH CARS, INC.
ANNUAL REPORT ON FORM 10-K

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements.  The forward-looking statements relate to future events or the future financial performance of Auto Search Cars, Inc., including, but not limited to, statements contained in: Item 1. “Business” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  Readers are cautioned that such statements, which may be identified by words including ‘‘anticipates,’’ ‘‘believes,’’ ‘‘intends,’’ ‘‘estimates,’’ ‘‘expects,’’ and similar expressions, are only predictions or estimations and are subject to known and unknown risks and uncertainties.  In evaluating such statements, readers should consider the various factors identified in this Annual Report on Form 10-K which could cause actual events, performance or results to differ materially from those indicated by such statements.  In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by Auto Search Cars, Inc., or any other person that its objectives or plans will be achieved.  Auto Search Cars, Inc. does not undertake and specifically declines any obligation to update any forward-looking statements or to publicly announce the results of any revisions to any statements to reflect new information or future events or developments.

PART I

ITEM 1. BUSINESS

Corporate History

Auto Search Cars, Inc. (referred to herein as “Auto Search Cars,” the “Company,” “we,” “our” or “us”) was incorporated on February 1, 2008, under the laws of the state of Nevada. We acquired our operating business in a transaction in which we exchanged 2,000,000 shares of common stock for an assignment of 100% of the ownership interest in the domain www.autosearchcars.com, held by our sole officer and director.  On November 17, 2009, our sole director passed a resolution amending the bylaws of the Company to provide for stockholder actions previously required or permitted to be taken at a meeting of the stockholders to be taken without a meeting provided that written consent, signed by stockholders holding at least a majority of the voting power, is furnished.  On November 19, 2009, in lieu of special meetings of both the stockholders and the directors occurring on November 18, 2009, the Company filed a Certificate of Amendment to the Articles of Incorporation (the “Amendment”) with the Secretary of State of Nevada.  The Amendment increased the number of authorized shares of the Company’s (i) common stock from 74,000,000 to 480,000,000, par value $0.0001, and (ii) preferred stock from 1,000,000 to 20,000,000 blank check preferred, par value $0.0001.

On December 9, 2009, the sole director and the majority shareholder authorized the Company to undertake a 91-for-1 forward stock split of the Company’s issued and outstanding common stock.  This became effective with FINRA after the close of our fiscal year ending December 31, 2009, and therefore, all share numbers in our financial statements and throughout the document are on a pre-split basis.

Our principal executive office is located at 164 Eleven Levels Road, Ridgefield, Connecticut 06877, our telephone number is (203) 216-9991, our facsimile number is (203) 431-6733, and our website address is www.autosearchcars.com.

Pursuant to our business plan we have not generated any significant revenues. Our fiscal year end is December 31.

Business

Our principal business objective is developing a web-based e-commerce site designed to be a price leader in the online vehicle sales and service market, which was launched in 2008. Inclusive in our business plan is the plan to develop our website as a platform to provide information, not just for the sale of vehicles but also for information such as vehicle financing and warranties. We have created a marketplace that is local, regional and national in nature. By providing such a platform, we can bring vehicle sellers and other industry participants, such as vendors of automotive services and advertisers, together with consumers actively engaged in a search for a vehicle or vehicle related products.

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

Management continues to seek funding from its shareholders, our sole officer and director, and other qualified investors to maintain operations.  In the alternative, we may be amenable to a sale, merger or other acquisition in the event such transaction is deemed by management to be in the best interests of our shareholders.

Going Concern

The report of our independent registered public accounting firm on our financial statements for the fiscal year ended December 31, 2009, contains an explanatory paragraph regarding our ability to continue as a going concern based upon our history of net losses since our inception.

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

Marketing

Marketing efforts have been geared toward raising awareness of www.autosearchcars.com and our free membership period. Our marketing efforts have been led by our sole officer and director, who has been using word-of-mouth to generate interest.  To date, our word-of-mouth marketing has not been successful and we intend to undertake web-oriented marketing efforts such as marketing partnerships and affiliate arrangements.

Competitive Business Conditions

Our primary competition is from vehicle manufacturers’ own websites and websites containing electronic classified advertisements. There are between twenty (20) to thirty (30) major online vehicle classified advertising sites, and several hundred sites overall. We are one of the newest and smallest sites in the industry. Presently, the market is quite segmented with Autotrader.com and Yahoo.com, being widely considered the industry leaders. Autotrader.com claims more than 3,000,000 listings at any one time. Achieving critical mass with respect to market share is crucial for our business. Competitors, such as Autotrader.com and Yahoo.com, which already have an established market share, are in a better competitive position than us. Management believes it can offset any such competitive disadvantages by being a price leader in the marketplace, first through free listings, and thereafter through more competitively priced listings.

Number of Total Employees and Number of Full Time Employees

We are currently in the development stage. During this development period, we plan to rely exclusively on the services of, our sole officer and director, to establish business operations and perform or supervise the minimal services our business requires at this time. We believe that he is capable of handling our initial operations, which are primarily administrative at this time. We have no other full or part-time employees.

Employment Agreements

We do not have an employment agreement in place with, and do not anticipate entering into any employment agreements in the foreseeable future.

Significant Employees

We have no significant employees other than our sole officer.

Board Committees

As of the date hereof, we have not established any Board committees.

Directors

As of December 31, 2009, we have one director.  Although we anticipate appointing additional directors in the future, as of the date hereof we have not identified such individuals.

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

ITEM 4.  (REMOVED AND RESERVED)

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed on the Over-the-Counter Bulletin Board under the symbol “ASCH,” however; there is no established trading market for our common stock.

Holders

As of December 31, 2009, there were 41 holders of record of our common stock.

Dividend Policy

We have never paid cash dividends on our common stock and anticipate that we will continue to retain our earnings, if any, to finance the growth of our business.

Equity Compensation Plans

We have not established any equity compensation plans as of the date of this Annual Report on Form 10-K, however we reserve the right to do so at a later date.

Recent Sales of Unregistered Securities

In February 2009, we issued to our founder, sole officer and director 2,000,000 shares of Common Stock (with a value of $200) in exchange for the founding officer’s business plan, business concept, and website.

During February and March 2009, our sole officer and director sold 76,700 shares of our $0.0001 par value common stock, at a price of $0.10 per share for total proceeds of $7,670, to 40 individuals.

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

During the year ended December 31, 2009, we have continued the following steps to implement our business plan:

•
Conducted extensive research on the e-commerce markets, costing analyses for capital expenditure requirements, budget projections for operational costs and analysis of requirements for driving internet traffic to our site and establishing joint ventures;

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

Results of Operations for the Twelve Months Ended December 31, 2009 As Compared to the Period From Inception (February 1, 2008) through December 31, 2009

We are still in our development stage and have generated no revenues to date.

General and administrative expenses decreased by 47% to $8,795 for the twelve months ended December 31, 2009, as compared to $16,717 for the period from inception (February 1, 2008) through December 31.  The decrease was attributable to the one time fees, operating expenses and professional fees that were incurred in 2008 in connection with the initial launch of our business including transfer agent services and legal fees.

Net loss decreased by 47% to $8,045 for the twelve months ended December 31, 2009, as compared to $16,517 for the period from inception (February 1, 2008) through December 31. The decrease was attributable to the one time fees, operating expenses and professional fees that were incurred in 2008 in connection with the initial launch of our business including transfer agent services and other miscellaneous expenses.

Liquidity and Capital Resources

Our cash balance at December 31, 2009, was $277, a decrease of $4,209 from $4,486 at December 31, 2008. At December 31, 2009, we had liabilities of $17,918, a $4,585 increase from $13,333 at December 31, 2008. The increase in our liabilities was attributable to continuing of expenses incurred in connection with the operations of our business including quarterly reports filed with the Securities and Exchange Commission and additional loans from our sole officer and director.

We have limited capital resources, as, among other things, we are a development stage company with a limited operating history. We have not generated any revenues to date and may not be able to generate sufficient revenues to become profitable in the future.

We have no sufficient funds on hand to continue business operations, therefore, our cash reserves may not be sufficient to meet our obligations for the next 12-month period. As a result, we may need to seek additional funding in the near future. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock. At this time, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to meet our obligations over the next 12 months. We do not have any arrangements in place for any future equity financing.

We do not currently own any significant plant or equipment that we will seek to sell in the near future.

We do not anticipate the need to hire employees over the next 12 months with the possible exception of secretarial support should our business grow and necessitate such expenditure. We believe the services provided by our sole officer and director is sufficient at this time. We believe that our operations are currently on a small scale and are manageable by one individual.

Contractual Obligations

We have no significant contractual obligations that may affect our financial condition.

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements.

Recently Issued Accounting Pronouncements

ASC 105, “Generally Accepted Accounting Principles” (ASC 105) (formerly Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles is a replacement of FASB Statement No. 162)” reorganized by topic existing accounting and reporting guidance issued by the Financial Accounting Standards Board (“FASB”) into a single source of authoritative generally accepted accounting principles (“GAAP”) to be applied by nongovernmental entities. All guidance contained in the Accounting Standards Codification (“ASC”) carries an equal level of authority. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. Accordingly, all other accounting literature will be deemed “non-authoritative”. ASC 105 is effective on a prospective basis for financial statements issued for interim and annual periods ending after September 15, 2009. The Company has implemented the guidance included in ASC 105 as of July 1, 2009. The implementation of this guidance changed the Company’s references to GAAP authoritative guidance but did not impact the Company’s financial position or results of operations.

ASC 855, “Subsequent Events” (ASC 855) (formerly Statement of Financial Accounting Standards No. 165, Subsequent Events) includes guidance that was issued by the FASB in May 2009, and is consistent with current auditing standards in defining a subsequent event. Additionally, the guidance provides for disclosure regarding the existence and timing of a company’s evaluation of its subsequent events. ASC 855 defines two types of subsequent events, “recognized” and “non-recognized”. Recognized subsequent events provide additional evidence about conditions that existed at the date of the balance sheet and are required to be reflected in the financial statements. Non-recognized subsequent events provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date and, therefore; are not required to be reflected in the financial statements. However, certain non-recognized subsequent events may require disclosure to prevent the financial statements from being misleading. This guidance was effective prospectively for interim or annual financial periods ending after June 15, 2009. The Company implemented the guidance included in ASC 855 as of April 1, 2009. The effect of implementing this guidance was not material to the Company’s financial position or results of operations.

The Company refers to FASB ASC 605-25 “Multiple Element Arrangements” in recognizing revenue from agreements with multiple deliverables. This statement provides principles for allocation of consideration among its multiple-elements, allowing more flexibility in identifying and accounting for separate deliverables under an arrangement. The EITF introduces an estimated selling price method for valuing the elements of a bundled arrangement if vendor-specific objective evidence or third-party evidence of selling price is not available, and significantly expands related disclosure requirements. This standard is effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Alternatively, adoption may be on a retrospective basis, and early application is permitted. The Company does not expect the adoption of this statement to have a material effect on its financial statements or disclosures.

In August 2009, the FASB issued Accounting Standards Update No. 2009-05, “Measuring Liabilities at Fair Value,” (“ASU 2009-05”). ASU 2009-05 provides guidance on measuring the fair value of liabilities and is effective for the first interim or annual reporting period beginning after its issuance. The Company’s adoption of ASU 2009-05 did not have an effect on its disclosure of the fair value of its liabilities.

In September 2009, the FASB issued ASC Update No. 2009-12, “Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent)”  (ASC Update No. 2009-12). This update sets forth guidance on using the net asset value per share provided by an investee to estimate the fair value of an alternative investment. The amendments in this update are effective for interim and annual periods ending after December 15, 2009 with early application permitted. The Company does not expect that the implementation of ASC Update No. 2009-12 will have a material effect on its financial position or results of operations.

ASC Topic 810, “Consolidation” was amended in June 2009, by Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretation No. 46(R) (“Statement No. 167”). Statement No. 167 amends FASB Interpretation No. 46R, Consolidation of Variable Interest Entities an interpretation of ARB No. 51 (“FIN 46R”) to require an analysis to determine whether a company has a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has a) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and b) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. The statement requires an ongoing assessment of whether a company is the primary beneficiary of a variable interest entity when the holders of the entity, as a group, lose power, through voting or similar rights, to direct the actions that most significantly affect the entity’s economic performance. This statement also enhances disclosures about a company’s involvement in variable interest entities. Statement No. 167 is effective as of the beginning of the first annual reporting period that begins after November 15, 2009.  The Company does not expect the adoption of Statement No. 167 to have a material impact on its financial position or results of operations

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, Accounting for Transfers of Financial Assets an amendment of FASB Statement No. 140 (“Statement No. 166”). Statement No. 166 revises FASB Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Extinguishment of Liabilities a replacement of FASB Statement 125 (“Statement No. 140”) and requires additional disclosures about transfers of financial assets, including securitization transactions, and any continuing exposure to the risks related to transferred financial assets. It also eliminates the concept of a “qualifying special-purpose entity”, changes the requirements for derecognizing financial assets, and enhances disclosure requirements. Statement No. 166 is effective prospectively, for annual periods beginning after November 15, 2009, and interim and annual periods thereafter. Although Statement No. 166 has not been incorporated into the Codification, in accordance with ASC 105, the standard shall remain authoritative until it is integrated. The Company does not expect the adoption of Statement No. 166 will have a material impact on its financial position or results of operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not hold any derivative instruments and do not engage in any hedging activities.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Part F/S.

TABLE OF CONTENTS

Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

FINANCIAL STATEMENTS

Balance Sheet as of December 31, 2009	F – 1

Statement of Operations	F – 2

Statement of Changes in Stockholders’ Deficiency	F – 3

Statement of Cash Flows	F – 4

Notes to Financial Statements	F – 5 - F – 8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Auto Search Cars, Inc.
Ridgefield, Connecticut

We have audited the accompanying balance sheets of Auto Search Cars, Inc, a development stage company, (“the Company”) as of December 31, 2009 and 2008 and the related statements of operations, changes in stockholders' deficiency, and cash flows for the year ended December 31, 2009, the period from February 1, 2008 (inception) to December 31, 2008 and for the period February 1, 2008 (inception) to December 31, 2009.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2009 and 2008 and the results of its operations and its cash flows for the year ended December 31, 2009, the period from February 1, 2008 (inception) to December 31, 2008 and for the period February 1, 2008 (inception) to December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3, the Company has incurred significant losses from operations since its inception and has incurred a net loss, which substantially exceeds its working capital and has not yet established any source of revenues.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Bernstein & Pinchuk LLP

New York, NY
April 13, 2010

Auto Search Cars, Inc.
(A Development Stage Company)
Balance Sheets

	December 31,
ASSETS
	2009	2008

Current Assets
Cash and cash equivalents	$277	$4,486
Total Current Assets	277	4,486
Other Assets
Organization costs	200	200
	$477	$4,686

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilites
Accounts payable and accrued liabilities	$4,918	$2,333
Loan from director	13,000	11,000
Total Current Liabilities	17,918	13,333

Stockholders' Deficiency
Preferred Stock, $0.0001 par value, 20,000,000 shares authorized,
none issued.	-	-
Common stock, $0.0001par value, 480,000,000 shares authorized,
2,076,700 shares issued and outstanding	208	208

Additional paid-in capital	7,662	7,662
Accumulated deficit during development stage	(25,312)	(16,517)
Total Stockholders' Deficiency	(17,442)	(8,647)
	$477	$4,686

Auto Search Cars, Inc.
(A Development Stage Company)
Statements Of Operations

		February 1, 2008	February 1, 2008
	Year Ended	(Inception) to	(Inception) to
	December 31, 2009	December 31, 2008	December 31, 2009

Revenues	$-	$-	$-

General and administrative expenses	8,795	16,717	25,512

Net loss from operations	(8,795)	(16,717)	(25,512)

Other income	-	200	200

Loss before income tax	(8,795)	(16,517)	(25,312)

Income tax expenses	-	-	-
Net loss	$(8,795)	$(16,517)	$(25,312)

Basic and diluted loss per share	$(0.00)	$(0.01)
Weighted average number of common shares outstanding, basic and diluted	$2,076,700	$2,069,629

Auto Search Cars, Inc.
(A Development Stage Company)
Statements Of Changes In Stockholders' Deficiency
February 1, 2008 (Inception) to December 31, 2009

				Accumulated
				Deficit
	Common stock		Additional	During Development	Total Stockholders
	Shares	Amount	Paid-in capital	Statge	Deficiency
Common shares issued for services	2,000,000	$200	$-	$-	$200
Insurance of common stock for cash at .0001	76,700	8	7,662	-	7,670
Net loss				(16,517)	(16,517)
Balance as of December 31, 2008	2,076,700	208	7,662	(16,517)	(8,647)
Net loss	-	-	-	(8,795)	(8,795)
Balance as of December 31, 2009	2,076,700	$208	$7,662	$(25,312)	$(17,442)

Auto Search Cars, Inc.
(A Development Stage Company)
Statements Of Cash Flows

		For the period	February 1, 2008
	Year Ended	February 1, 2008 to	Inception to
	December 31, 2009	December 31, 2008	December 31, 2009

Cash flows from operating activities
Net loss	$(8,795)	$(16,017)	$(24,562)
Adjustments to reconcile net loss to net cash used
in operating activities
Change in operating liabilities
Accounts payable	2,585	1,833	4,919
Net cash used in operating activities	(6,210)	(14,184)	(19,643)

Cash flows from financing activities
Proceeds from sales of common stock	-	7,670	7,670
Loan from director	2,000	11,000	13,000
Net cash provided by financing activities	2,000	18,670	20,670

Net (decrease) increase in cash	(4,210)	4,486	1,027

Cash and Cash equivalents at beginning of period	4,486		-

Cash and Cash equivalents at end of period	$277	$4,486	$1,027

Supplemental disclosures of cash flow information:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Other non-cash transactions:
200 shares of common stock issued for services.	$-	$200	$200

Auto Search Cars, Inc.
(A Development Stage Company)
Notes to Financial Statements

Note 1 - Nature of Business and Summary of Significant Accounting Policies

Organization

Auto Search Cars, Inc. (the “Company”) was incorporated on February 1, 2008 (the “Date of Inception”), under the laws of the state of Nevada. In February 2008, the Company acquired its website from its sole officer and director.

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

The Company is a development stage company. The statements of operations and cash flows include all expenditures from the Date of Inception to December 31, 2009.

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

Revenue Recognition

The Company’s revenues are anticipated to be derived from multiple sources. Revenue sources include fees derived from consumer placed classified advertisements as well as banner advertising. Revenues from these services will be recognized ratably over the period in which the service is provided. Advertising revenues are anticipated to be generated from short-term contracts which the Company will typically guarantee for a fixed fee. These revenues will be recognized ratably over the term of the agreement, provided that the amount recognized does not exceed the amount that would be recognized based upon actual impressions delivered. The Company has not generated any revenue from its inception to date.

Web Site Development Costs

Web site development costs for the period ended December 31, 2008, were not significant, and were paid by the Company’s founder, sole officer and director, Jonathan J. Martin. The Company issued to Mr. Martin 2,000,000 shares of common stock at a value of $0.0001 or $200, in exchange for Mr. Martin’s business plan, business concept, and website in February 2008. Web site development costs for the period ended December 31, 2009, were approximately $300, the costs were related to changing the look and feel of the web-site.

Auto Search Cars, Inc.
(A Development Stage Company)
Notes to Financial Statements

Note 1 - Nature of Business and Summary of Significant Accounting Policies, (Continued)

Advertising Costs

Advertising costs will be expensed as incurred; however there were no advertising costs included in general and administrative expenses as of December 31, 2009.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2009. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash. Fair values were assumed to approximate carrying values for cash because they are short term in nature and their carrying amounts approximate fair values.

Earnings per Share

The Company follows Statement of Financial Accounting Standards No. 128. “Earnings per Share” (“SFAS No. 128”). Basic earnings per common share (“EPS”) calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. During periods when common stock equivalents, if any, are anti-dilutive they are not considered in the computation. At December 31, 2009, there were no outstanding potentially dilutive instruments such as options, warrants or convertible debt.

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

Auto Search Cars, Inc.
(A Development Stage Company)
Notes to Financial Statements

Note 1 - Nature of Business and Summary of Significant Accounting Policies, (Continued)

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

Note 2 - Stockholders' Deficiency

On November 17, 2009, at a special meeting of the board of directors (the “Directors”) of the Company, the Directors passed a resolution amending the By-Laws of the Company.  The Amended and Restated By-Laws of the Company, attached hereto as Exhibit 3.2, now provide for stockholder actions previously required or permitted to be taken at a meeting of the stockholders to be taken without a meeting provided that written consent, signed by stockholders holding at least a majority of the voting power, is furnished.

On November 19, 2009, in lieu of special meetings of both the stockholders and the Directors occurring on November 18, 2009, the Company filed a Certificate of Amendment to the Articles of Incorporation (the “Amendment”) with the Secretary of State of Nevada.  The Amendment is attached hereto as Exhibit 3.1.  The Amendment increases the number of authorized shares of the Company’s (i) common stock from 74,000,000 to 480,000,000, par value $0.0001, and (ii) preferred stock from 1,000,000 to 20,000,000 blank check preferred, par value $0.0001.The Company is now authorized to issue 20,000,000 shares of preferred stock with a par value of $0.0001 per share and 480,000,000 shares of common stock with a par value of $0.0001.

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

There were no other issuances of common stock during the period ended December 31, 2009.

Stock-based Compensation

The Company has not adopted a stock option plan and has not granted any stock options from its inception. Accordingly, no stock-based compensation has been recorded to date.

Auto Search Cars, Inc.
(A Development Stage Company)
Notes to Financial Statements

Note 3 – Going Concern

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has incurred losses since inception resulting in an accumulated deficit during the development stage of $23,312 as of December 31, 2009.The Company has not established any source of revenue to cover its costs.  The Company is evaluating strategic options to increase its cash on hand including equity offerings and debt financings; however, there can be no assurance that the Company will be successful in negotiating financing on terms agreeable to it or at all.  The financial statements do not reflect any adjustments which might result from the outcome of this uncertainty.

Note 4 – Loan from Director - Related Party Transactions

On December 4, 2009, and December 14, 2009 the Company received additional loans for the amount of $1,000 and $1,000 dollars respectively, from its sole officer and director for general business expenses. During the year 2008, our sole officer and director loaned the Company $11,000 for audit and stock transfer related costs. These loans bear no interest and are due on demand. The total loan balance from our director as of December 31, 2009 was $13,000.

Note 5 – Income Taxes

There is no provision for income taxes for the year ended December 31, 2009 as the Company is a development stage enterprise and has incurred losses. At December 31, 2009 the Company had a net operating loss carryover of $25,312 which may be available to reduce future taxable income and due to uncertainties, about the future realization of this benefit provided a valuation allowance equal to the possible future benefit of $6,440.The provision for income taxes reported differs from the amounts computed by applying aggregate income tax rates of 34% for the loss before tax provision due to the following:

2009
Loss before income taxes	$8,795
Expected income taxes	2,296
State corporate tax net of Federal benefit	440
Less valuation allowance	$(2,736)

The potential future tax benefits of these expenses and losses carried forward have not been reflected in these financial statements due to the uncertainty regarding their ultimate realization.

Note 6 - Subsequent Events

The Company has evaluated subsequent events through the date of this report on Form 10-K for the period ended December 31, 2009, and has disclosed such items in this note as follows;

On February 8, 2010, the Company, entered into an agreement and plan of merger and plan of reorganization with Auto Search Cars Acquisition Corp., (Acquisition Sub”) a Delaware corporation wholly owned by the Company and Curaxis Pharmaceutical Corporation, (“Curaxis”) a Delaware corporation, pursuant to which the Acquisition Sub will be merged with and into Curaxis with Curaxis continuing as the surviving wholly-owned by the Company. Please refer to our 8-k filed with the Securities and Exchange Commission on February 9, 2010 for additional information. Additionally, the Company filed an S-4 registration statement in relation to the plan of merger and plan of reorganization on February 12, 2010.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

As of the date of this Annual Report on Form 10-K, there have been no changes in or disagreements with our auditors.

ITEM 9A(T).  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15/15d-15 under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2009, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our sole officer (principal executive officer and principal accounting officer). Based upon the results of that evaluation, our management has concluded that, as of December 31, 2009, our disclosure controls and procedures were effective and provide reasonable assurance that material information related to our Company required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management to allow timely decisions on required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our internal control over financial reporting includes those policies and procedures that:

(i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

(ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

(iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our internal accounting system of controls has been evaluated by our majority stockholder, sole officer and sole employee and has been found to have material weaknesses and not be effective.

Our majority stockholder and sole officer and director Jonathan Martin is also our sole employee. He has evaluated the system of internal accounting control and has found it to contain material weaknesses because of a lack of segregation of duties.

This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation described above during the quarter ended December 31, 2009, that has materially affected or is reasonably likely to materially affect our internal controls over financial reporting.

ITEM 9B.  OTHER INFORMATION

Not applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Name	Age	Position
Jonathan Martin	32	President and Director

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

ITEM 11.  EXECUTIVE COMPENSATION

We did not pay any compensation to our sole officer for services he rendered during the year ended December 31, 2009.  We do not intend to compensate our executive officers for the foreseeable future. However, we may compensate them after that time if we have the financial resources to do so.

As of December 31, 2009, there were no:

•	grants or other plan-based awards outstanding;
•	equity awards outstanding;
•	options outstanding or exercised;
•	no pension benefit plans; and
•	non-qualified deferred compensation.

Director Compensation

Our sole director was not compensated for his services during the fiscal year ended December 31, 2009.  We do not intend to compensate our directors for the foreseeable future. However, we may compensate them after that time if we have the financial resources to do so.

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

Our total authorized capital stock consists of 480,000,000 shares of common stock, $0.0001 par value per share and 20,000,000 shares of blank check preferred stock, $0.0001 par value per share. As of March 30, 2009, there were 188,979,700 shares of our common stock outstanding, all of which were fully paid, non-assessable and entitled to vote. Each share of our common stock entitles its holder to one vote on each matter submitted to our stockholders. As of March 30, 2009, there were no shares of preferred stock issued and outstanding.

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Bernstein & Pinchuk LLP (“B&P”) serves as our independent registered public accounting firm and audited our financial statements for the fiscal year ended December 31, 2009, and audited our March 31, 2008 for the period then ended which were included in our Registration Statement on Form S-1 (File No. 333-150937). Aggregate fees for professional services rendered to us B&P are set forth below:

Audit Fees. Aggregate fees for professional services rendered by B&P totaled approximately $1,750 for 2009.  Fees also include fees for the review of our quarterly financials.

Other Audit Fees: Aggregate fees for review of our Registration Statement on Form S-1 (File No. 333-150937), which was filed with the Securities and Exchange Commission on May 15, 2008 and declared effective on May 27, 2009, totaled $1,000.

Tax Fees. Fees for tax services totaled approximately $0 for 2009.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

Exhibit Number	Description
3.1
Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on May 15, 2009 and declared effective on May 27, 2009 (Registration No. 333-150937)).

3.2
By-laws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on May 15, 2009 and declared effective on May 27, 2009 (Registration No. 333-150937)).

10.1
Form of subscription agreement (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on May 15, 2009 and declared effective on May 27, 2009 (Registration No. 333-150937)).

31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Auto Search Cars, Inc.
Date: April 15, 2010	By:	/s/ Jonathan Martin
Jonathan Martin President, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer and Sole Director

Pursuant to and in accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jonathan Martin	President, Principal Executive Officer, Principal Financial Officer,	April 15, 2010
Jonathan Martin	Principal Accounting Officer and Sole Director