Form 10-Q
period 2010-03-31
Auto Search Cars, Inc.
filed 2010-05-21
CIK 1434893

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended March 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from _______ to _______

Commission File Number: 333-150937

AUTO SEARCH CARS, INC.
(Exact name of registrant as specified in its charter)

Nevada	26-1919261
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

164 Eleven Levels Rd
Ridgefield, CT 06877
(Address of principal executive offices)

(203) 216 - 9991
(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒     No ☐

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

☐ Large accelerated filer	☐ Accelerated filer
☐ Non-accelerated filer	☒ Smaller reporting company

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☒     No ☐

As of May17, 2010, the registrant had 188,979,700 shares of its common stock, $0.0001 par value, issued and outstanding.

i

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

TABLE OF CONTENTS

Page

FINANCIAL STATEMENTS FOR THE THREE MOTNHS ENDED MARCH 31, 2010

Balance Sheets	F - 1

Statements of Operations	F - 2

Statements of Changes in Stockholders’ Deficiency	F - 3

Statements of Cash Flows	F - 4

Notes to Financial Statements	F - 5 to F - 7

ii

Auto Search Cars, Inc.
(A Development Stage Company)
Balance Sheets

	March 31,	December 31,
	2010	2009
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$280	$277
Total Current Assets	280	277
Other Assets
Organization costs	200	200
	$480	$477

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts payable and accrued liabilities	$7,519	$4,919
Loan from director	13,975	13,000
Total Current Liabilities	21,494	17,919

Stockholders' Deficiency
Preferred Stock, $0.0001 par value, 20,000,000 shares authorized,
none issued.	-	-
Common stock, $0.0001 par value, 480,000,000 shares authorized,
188,979,700 shares issued and outstanding for both periods	18,898	18,898

Additional paid-in capital	(11,028)	(11,028)
Accumulated deficit during development stage	(28,884)	(25,312)
Total Stockholders' Deficiency	(21,014)	(17,442)
	$480	$477

See Notes to Financial Statements

Auto Search Cars, Inc.
(A Development Stage Company)
Statements Of Operations
			February 1, 2008
	Three months ended March 31,		(Inception) to
	2010	2009	May 31, 2010

Revenue	$-	$-	$-

General and administrative expenses	3,572	1,141	29,084

Net loss from operations	(3,572)	(1,141)	(29,084)

Other income	-	-	200

Loss before income tax expense	(3,572)	(1,141)	(28,884)

Income tax expense	-	-	-
Net loss	$(3,572)	$(1,141)	$(28,884)

Basic and diluted loss per share	$(0.00)	$(0.00)
Common shares outstanding	$188,979,700	$188,979,700

See Notes to Financial Statements

Auto Search Cars, Inc.
(A Development Stage Company)
Statements Of Changes In Stockholders' Deficiency

	Common stock		Additional	Accumulated Deficit During	Total Stockholders'
	Shares	Amount	Paid-in capital	Development Stage	Deficiency

Common shares issued for services	182,000,000	$18,200	$(18,000)	$-	$200
Issuance of common stock for cash at .0001	6,979,700	698	6,972	-	7,670
Net loss				(16,517)	(16,517)
Balance as of December 31, 2008	188,979,700	18,898	(11,028)	(16,517)	(8,647)
Net loss	-	-	-	(8,795)	(8,795)
Balance as of December 31, 2009	188,979,700	18,898	(11,028)	(25,312)	(17,442)
Net loss	-	-	-	(3,572)	(3,572)
Balance as of March 31, 2010	188,979,700	$18,898	$(11,028)	$(28,884)	$(21,014)

See Notes to Financial Statements

Auto Search Cars, Inc.
(A Development Stage Company)
Statements Of Cash Flows

			February 1, 2008
	Three months ended March 31,		(Inception) to
	2010	2009	March 31, 2010

Cash flows from operating activities
Net loss	$(3,572)	$(1,141)	$(28,854)
Adjustments to reconcile net loss to net cash used in operating activities
Change in operating liabilities
Accounts payable	2,600	(1,633)	7,489
Net cash used in operating activities	(972)	(2,774)	(21,365)

Cash flows from financing activities
Proceeds from sales of common stock	-	-	7,670
Loan from director	975	-	13,975
Net cash provided by financing activities	975	-	21,645

Net (decrease) increase in cash	3	(2,774)	280

Cash and Cash equivalents at beginning of period	277	4,486	-

Cash and Cash equivalents at end of period	$280	$1,712	$280

Supplemental disclosures of cash flow information:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Other non-cash transactions:
	$-	$-	$200

See Notes to Financial Statements

AUTO SEARCH CARS, INC
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2010
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

The Company is a development stage company. The statements of operations and cash flows include all expenditures from the Date of Inception to March 31, 2010.

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

The Company reports revenue and expenses using the accrual method of accounting for financial and tax reporting purposes. These unaudited financial statements should be read in conjunction with the financial statements and related footnotes included in the Company’s Form annual report on Form10-K filed with the Securities and Exchange Commission on April 9, 2009.

The results of operations for the quarter ended March 31, 2010 are not necessarily indicative of the results to be expected for the full year ending December 31, 2010.

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

Web Site Development Costs

There were no web site development costs incurred during the period ended March 31, 2010

Advertising Costs

Advertising costs will be expensed as incurred; however there were no advertising costs incurred during the period ended March 31, 2010.

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

Recent Pronouncements

In March 2010, the FASB issued Accounting Standards Update ("ASU") No. 2010-11, which is included in the Codification under ASC 815. This update clarifies the type of embedded credit derivative that is exempt from embedded derivative bifurcation requirements. Only an embedded credit derivative that is related to the subordination of one financial instrument to another qualifies for the exemption. This guidance became effective for the Company's interim and annual reporting periods beginning January 1, 2010. The adoption of this guidance did not have a material impact on the Company's financial statements.

In February 2010, the FASB issued ASU No. 2010-09, which is included in the Codification under ASC 855, Subsequent Events ("ASC 855"). This update removes the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated and became effective for interim and annual reporting periods beginning January 1, 2010. The adoption of this guidance did not have a material impact on the Company's financial statements.

In January 2010, the FASB issued ASU No. 2010-06, which is included in the Codification under ASC 820, Fair Value Measurements and Disclosures ("ASC 820"). This update requires the disclosure of transfers between the observable input categories and activity in the unobservable input category for fair value measurements. The guidance also requires disclosures about the inputs and valuation techniques used to measure fair value and became effective for interim and annual reporting periods beginning January 1, 2010. The adoption of this guidance did not have a material impact on the Company's financial statements.

NOTE 3 - Related Party Transactions – Due to Director

During the first quarter ended March 31, 2010 our sole officer and director loaned the Company $975 for general business expenses. During the year 2009, our sole officer and director loaned the Company $2,000 for general business expenses. During the year 2008, our sole officer and director loaned the Company $11,000 for audit and stock transfer related costs. These loans bear no interest and are due on demand. The total loan balance from our director as of March 31, 2010 was $13,975.

NOTE 4 - Stockholder’s Deficiency

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

On December 9, 2009, the Company authorized a 91 for 1 forward split of its common stock. The forward split became effective January 11, 2010.

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

NOTE 6 – Going Concern

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses since inception resulting in an accumulated deficit during the development stage of $28,884 as of March 31, 2010. The Company has not established any source of revenue to cover its costs.  The Company is evaluating strategic options to increase its cash on hand including equity offerings and debt financings; however, there can be no assurance that the Company will be successful in negotiating financing on terms agreeable to it or at all.  The financial statements do not reflect any adjustments which might result from the outcome of this uncertainty.

NOTE 7 – Subsequent Events

As of the date of this interim financial report, there have been no subsequent events that warrant disclosure by the Company.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of our operations should be read in conjunction with our financial statements and the notes thereto which appear elsewhere in this report and in connection with our Annual Report on Form 10-K, which we filed with the Securities and Exchange Commission (the “SEC”) on April 15, 2010. The results shown herein are not necessarily indicative of the results to be expected for any future periods, including for the fiscal year ending December 31, 2010.

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

Recent Developments

On December 9, 2009, the Company authorized a 91 for 1 forward split of its common stock. The forward split became effective January 11, 2010.

On February 8, 2010, the Company entered into an agreement and plan of merger and plan of reorganization with Auto Search Cars Acquisition Corp., (Acquisition Sub”) a Delaware corporation wholly owned by the Company, and Curaxis Pharmaceutical Corporation, (“Curaxis”) a Delaware corporation, pursuant to which the Acquisition Sub will be merged with and into Curaxis with Curaxis continuing as the surviving wholly-owned by the Company. Please refer to our Form 8-K filed with the United States Securities and Exchange Commission (the “SEC”) on February 9, 2010, for additional information. Additionally, the Company filed an S-4 registration statement in relation to the plan of merger and plan of reorganization on February 12, 2010 (the “Registration Statement”) and an amended Registration Statement filed on April 27, 2010.  The closing of the merger and plan of reorganization is dependent upon the Registration Statement being declared effective by the SEC.

Results of Operations for the Three Months Ended March 31, 2010 As Compared to the Three Months Ended March 31, 2009

We are a development stage company and have generated no revenues to date.

General and administrative expenses increased by $2,431 to $3,572 for the three months ended March 31, 2010, as compared to $1,141 for three months ended March 31, 2009.  The increase in our general and administrative expenses was attributable to professional fees, Edgar fees and other miscellaneous expenses that have been incurred in connection with the proposed merger with Curaxis Pharmaceutical Corporation.

Net loss increased by $2,431 to $3,572 for the three months ended March 31, 2010, as compared to $1,141for the three months ended March 31, 2009. The increase in our general and administrative expenses was attributable to professional fees, Edgar fees and other miscellaneous expenses that have been incurred in connection with the proposed merger with Curaxis Pharmaceutical Corporation.

1

Liquidity and Capital Resources

Our cash balance at March 31, 2010 was $280. At March 31, 2010 we had liabilities of $21,494, an increase of $3,575 from $17,919 at December 31, 2009. The increase in our liabilities was attributable to expenses incurred in connection with the proposed merger with Curaxis Pharmaceutical Corporation.

We have limited capital resources, as, among other things, we are a development stage company with a limited operating history. We have not generated any revenues to date and may not be able to generate sufficient revenues to become profitable in the future.

Our cash reserves are not sufficient to meet our obligations for the next 6-month period. As a result, we may need to seek additional funding in the near future. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock or loans from our sole officer and director. At this time, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or a loan from our sole officer and director to meet our obligations over the next 12 months. We do not have any arrangements in place for any future equity financing or loans.

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

Not applicable, because we are a smaller reporting company.

ITEM 4.      CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As required by Rule 13a-15/15d-15 under the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), as of March 31, 2010, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our sole officer (principal executive officer and principal financial officer). Based upon the results of that evaluation, our management has concluded that, as of March 31, 2010, our disclosure controls and procedures were effective and provide reasonable assurance that material information related to our business required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management to allow timely decisions on required disclosure.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There were no changes in our internal controls over financial reporting identified in connection with the evaluation described above during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

2

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are currently not involved in any litigation that we believe could have a materially adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our company’s or our company’s subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

ITEM 1A.	RISK FACTORS

Not applicable because we are a smaller reporting company.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEED

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit No.	Description

31.1	Rule 13a – 14(a)/15d – 14(a) Certification, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

3

SIGNATURES

Pursuant to the requirements of Section 13(a) and 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUTO SEARCH CARS, INC.

May 21, 2010	/s/ Jonathan J. Martin
Date
Jonathan J. Martin
President, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, Chairman of the Board of Directors
(on behalf of the Company and as Principal Financial and Accounting Officer)

4