Form 10-Q
period 2010-06-30
Auto Search Cars, Inc.
filed 2010-07-27
CIK 1434893

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended June 30, 2010

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
Yes ☒     No ☐

As of July 26, 2010, the registrant had 188,979,700 shares of its common stock, $0.0001 par value, issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

TABLE OF CONTENTS

Page

FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED JUNE 30, 2010

Balance Sheets	F - 1

Statements of Operations	F - 2

Statements of Changes in Stockholders’ Deficiency	F - 3

Statements of Cash Flows	F - 4

Notes to Financial Statements	F - 5 to F - 8

Auto Search Cars, Inc.
(A Development Stage Company)
Balance Sheets

	June 30,	December 31,
	2010	2009
ASSETS	(Unaudited)
Current Assets
Cash and cash equivalents	$1,364	$277
Total Current Assets	1,364	277
Other Assets
Organization costs	200	200
	$1,564	$477

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts payable and accrued liabilities	$7,114	$4,919
Loan from director	14,208	13,000
Total Current Liabilities	21,322	17,919

Stockholders' Deficiency
Preferred Stock, $0.0001 par value, 20,000,000 shares authorized, none issued.	-	-
Common stock, $0.0001 par value, 480,000,000 shares authorized, 188,979,700 shares issued and outstanding for both periods	18,898	18,898

Additional paid-in capital	(11,028)	(11,028)
Accumulated deficit during development stage	(27,628)	(25,312)
Total Stockholders' Deficiency	(19,758)	(17,442)
	$1,564	$477

See Notes to Financial Statements

Auto Search Cars, Inc.
(A Development Stage Company)
Statements Of Operations

	Three months ended June 30,		Six months ended June 30,		February 1, 2008 (Inception) to
	2010	2009	2010	2009	June 30, 2010

Revenue	$-	$-	$-	$-	$-

General and administrative expenses	9,754	1,992	13,326	3,133	38,838

Net loss from operations	(9,754)	(1,992)	(13,326)	(3,133)	(38,838)

Other income	11,010	-	11,010	-	11,210

Income (loss) before income tax expense	1,256	(1,992)	(2,316)	(3,133)	(27,628)

Income tax expense	-	-	-	-	-

Net income (loss)	1,256	(1,992)	(2,316)	(3,133)	(27,628)

Basic and diluted income (loss) per share	$0.00	$(0.00)	$(0.00)	$(0.00)
Common shares outstanding	$188,979,700	$188,979,700	$188,979,700	$188,979,700

See Notes to Financial Statements

Auto Search Cars, Inc.
(A Development Stage Company)
Statements Of Changes In Stockholders' Deficiency

	Common stock
	Shares	Amount	Additional Paid-in capital	Accumulated Deficit During Development Stage	Total Stockholders' Deficiency
Common shares issued for services	182,000,000	$18,200	$(18,000)	$-	$200
Issuance of common stock for cash at .0001	6,979,700	698	6,972	-	7,670
Net loss				(16,517)	(16,517)
Balance as of December 31, 2008	188,979,700	18,898	(11,028)	(16,517)	(8,647)
Net loss	-	-	-	(8,795)	(8,795)
Balance as of December 31, 2009	188,979,700	18,898	(11,028)	(25,312)	(17,442)
Net loss	-	-	-	(3,572)	(3,572)
Balance as of March 31, 2010	188,979,700	18,898	(11,028)	(28,884)	(21,014)
Net income	-	-	-	1,256	1,256
Balance as of June 30, 2010	188,979,700	$18,898	$(11,028)	$(27,628)	$(19,758)

See Notes to Financial Statements

Auto Search Cars, Inc.
(A Development Stage Company)
Statements Of Cash Flows

	Six monhts ended June 30,		February 1, 2008 Inception to
	2010	2009	June 30, 2010

Cash flows from operating activities
Net loss	$(2,316)	$(3,133)	$-
Adjustments to reconcile net loss to net cash used in operating activities
Change in operating liabilities
Accounts payable	2,195	(83)	-
Net cash used in operating activities	(121)	3,216	-

Cash flows from financing activities
Proceeds from sales of common stock	-	-	-
Loan from director	1,208	-	14,208
Net cash provided by financing activities	1,208	-	14,208

Net (decrease) increase in cash	(1,087)	(3,216)	14,208

Cash and Cash equivalents at beginning of period	277	4,486	-

Cash and Cash equivalents at end of period	$1,364	$1,270	$14,208

Supplemental disclosures of cash flow information:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Other non-cash transactions:
	$-	$-	$-

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

The Company is a development stage company. The statements of operations and cash flows include all expenditures from the Date of Inception to June 30, 2010.

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

The results of operations for the quarter ended June 30, 2010 are not necessarily indicative of the results to be expected for the full year ending December 31, 2010.

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

Web Site Development Costs

There were no web site development costs incurred during the period ended June 30, 2010

Advertising Costs

Advertising costs will be expensed as incurred; however there were no advertising costs incurred during the period ended June 30, 2010.

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

NOTE 3 - Related Party Transactions – Due to Director

During the second quarter ended June 30, 2010, our sole officer and director loaned the Company $233 for general business expenses, bringing the total loaned by our sole officer and director to $1,208 for the first two quarters of 2010. During the year 2009, our sole officer and director loaned the Company $2,000 for general business expenses. During the year 2008, our sole officer and director loaned the Company $11,000 for audit and stock transfer related costs. These loans bear no interest and are due on demand. The total loan balance from our director as of June 30, 2010 was $14,208.

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

NOTE 6 – Going Concern

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses since inception resulting in an accumulated deficit during the development stage of $27,628 as of June 30, 2010. The Company has not established any source of revenue to cover its costs.  The Company is evaluating strategic options to increase its cash on hand including equity offerings and debt financings; however, there can be no assurance that the Company will be successful in negotiating financing on terms agreeable to it or at all.  The financial statements do not reflect any adjustments which might result from the outcome of this uncertainty.

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

Results of Operations for the Three Months Ended June 30, 2010 As Compared to the Three Months Ended June 30, 2009

We are a development stage company and have generated no revenues to date.

General and administrative expenses increased by $7,762 to $9,754 for the three months ended June 30, 2010, as compared to $1,992 for three months ended June 30, 2009.  The increase in our general and administrative expenses was attributable to professional fees, Edgar fees and other miscellaneous expenses that have been incurred in connection with the proposed merger with Curaxis Pharmaceutical Corporation.

Net loss decreased by $3,248 to a net income of $1,256 for the three months ended June 30, 2010, as compared to a loss of $1,992 for the three months ended June 30, 2009. The decrease in our net loss during the three month period ended June 30, 2010 is attributable to reimbursement payments received by the Company from Curaxis Pharmaceuticals ("Curaxis") for expenses related to the proposed merger between the Company and Curaxis. It should be noted that the Company recorded a net loss of $2,316 for the six month period ended June 30, 2010.

Results of Operations for the Six Months Ended June 30, 2010 As Compared to the Six Months Ended June 30, 2009

General and administrative expenses increased by $10,193 to $13,326 for the six months ended June 30, 2010, as compared to $3,133 for six months ended June 30, 2009.  The increase in our general and administrative expenses was attributable to professional fees, Edgar fees and other miscellaneous expenses that have been incurred in connection with the proposed merger with Curaxis Pharmaceutical Corporation.

Net loss decreased by $817 to $2,316 for the six months ended June 30, 2010, as compared to a loss of $3,133 for the six months ended June 30, 2009. The decrease in our net loss during the six month period ended June 30, 2010 is attributable to reimbursement payments received by the Company from Curaxis Pharmaceuticals for expenses related to the proposed merger between the Company and Curaxis.

1

Liquidity and Capital Resources

Our cash balance at June 30, 2010 was $1,364. At June 30, 2010 we had liabilities of $21,322, an increase of $3,403 from $17,919 at December 31, 2009. The increase in our liabilities was attributable to expenses incurred in connection with the proposed merger with Curaxis Pharmaceutical Corporation.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There were no changes in our internal controls over financial reporting identified in connection with the evaluation described above during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

AUTO SEARCH CARS, INC.

July 27, 2010	By:	/s/ Jonathan J. Martin
Jonathan J. Martin
President, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, Chairman of the Board of Directors
(on behalf of the Company and as Principal Financial and Accounting Officer)

4