Form 10-Q
period 2010-09-30
CURAXIS PHARMACEUTICAL Corp
filed 2010-11-12
CIK 1434893

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2010

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____to____

Commission File Number: 333-150937

CURAXIS PHARMACEUTICAL CORPORATION
(Exact Name of registrant as specified in its charter)

Nevada	26-1919261
(State or other Jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

4819 Emperor Blvd., Suite 400
Durham, NC 27703
(Address of principal executive offices)

(919) 313-4930
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act:

☐	Large Accelerated Filer	☐	Accelerated Filer
☐	Non-Accelerated Filer	☑	Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☑

As of November 10, 2010, there were 72,188,531 shares outstanding of the registrant’s common stock.

TABLE OF CONTENTS

		Page
PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements	1
	Condensed Consolidated Balance Sheets as of September 30, 2010 (Unaudited) and December 31, 2009	1
	Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2010 and 2009 and the cumulative period from Inception (February 27, 2001) to September 30, 2010	2
	Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the cumulative Period from Inception (February 27, 2001) to September 30, 2010	3
	Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2010 and 2009 and the cumulative period from Inception (February 27, 2001) to September 30, 2010	5
	Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative disclosures about Market Risk	21

Item 4.	Controls and Procedures	21

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings	22

Item1A.	Risk Factors	23

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 3.	Defaults Upon Senior Securities	23

Item 4.	(Removed and Reserved)	23

Item 5.	Other Information	23

Item 6.	Exhibits	23

Signatures		24

i

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CURAXIS PHARMACEUTICAL CORPORATION
(A Development Stage Corporation)

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	Deceber 31,	September 30,
	2009	2010
		(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$631	$273
Accounts receivable	11	3
Prepaid financing costs	-	294
Prepaid assets	135	32
Security deposit	4	6
Total current assets	781	608
Property and equipment, net	-	-
Prepaid financing costs, net of current portion	-	587
Total assets	781	1,195

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities:
Accounts payable	2,619	2,572
Accrued expenses	1,345	1,195
Current portion of capital lease obligation	4	4
Notes payable	2,426	2,688
Total current liabilities	6,394	6,459

Derivative Instrument	-	3,157
Deferred purchase credit	500	500
Deferred revenue	1,727	1,727
Long-term notes payable	1,750	1,350
Total liabilities	10,371	13,193
Commitments and contingencies	―	―
Stockholders’ equity (deficit):
Preferred Stock, $.0001 par value; 1,000 authorized; -0- and 1 shares issued and outstanding at December 31, 2009 and September 30, 2010	―	―
Common stock, $0.001 par value; 100,000 authorized; 62,811 and 72,031 shares issued and outstanding at December 31, 2009 and September 30, 2010, respectively	62	7
Additional paid-in capital	77,898	79,376
Subscription receivable	―	(190)
Deficit accumulated during the development stage	(87,550)	(91,191)
Total stockholders’ equity (deficit)	(9,590)	(11,998)
Total liabilities and stockholders’ equity (deficit)	$781	$1,195

See notes to condensed consolidated financial statements

CURAXIS PHARMACEUTICAL CORPORATION
(A Development Stage Corporation)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited - in thousands, except per share amounts)

	Three months ended September 30,			Nine months ended September 30,			Cumulative from Inception (February 27, 2001) to September 30,
	2009	2010		2009	2010		2010
Operating expenses
Research and development	$16		$19	$74		$62	$61,417
General and administrative	506		569	451		1,493	26,311
Marketing	-		-	-		-	5,557
Loss on investment in real estate	-		-	-		-	1,091
Loss on lease termination	-		-	-		-	374
Total operating (income) expenses	522		588	525		1,555	94,750

Operating (loss) income	(522)		(588)	(525)		(1,555)	(94,750)

Gain on debt restructuring	6,562		-	6,562		204	6,766
Interest income (expense), net	(96)		(41)	(299)		(133)	(1,050)
Interest from derivative conversion feature	-		(2,586)			(2,586)	(2,586)
Change in fair value of derivatives			429	-		429	429

Net income (loss)	$5,944		$(2,786)	$5,738	$	(3,641)	$(91,191)
Basic net income (loss) per share	$0.10		$(0.04)	$0.10		$(0.06)
Diluted net income (loss) per share	$0.10	$	(0.04)	$0.10		$(0.06)
Weighted average common shares outstanding – basic	57,716		69,408	56,134		65,690
Weighted average common shares outstanding – diluted	61,359		69,408	59,016		65,690

See notes to condensed consolidated financial statement

CURAXIS PHARMACEUTICAL CORPORATION
(A Development Stage Corporation)

CONDENSED CONSOILIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited - in thousands)

	Preferred stock			Common stock			Additional Paid-in-	Subscription		Deficit Accumulated during the Development
	Shares	Amount		Shares	Amount		Capital	receivable		Stage	Total

Balances at Inception (February 27, 2001)	―	$	―	―	$	―	$ ―	$	―	$ ―	$	―
Sale of common stock				25,657		26	1,073			―		1,099
Stock-based compensation	―		―	―		―	100		―	―		100
Net loss	―		―	―		―	―		―	(1,219)		(1,219)
Balances at December 31, 2001	―		―	25,657		26	1,173		―	(1,219)		(20)
Sale of common stock	―		―	4,054		4	4,105		―	―		4,109
Issuance of common stock in exchange for consulting services	―		―	12		―	10		―	―		10
Stock-based compensation	―		―	―		―	272		―	―		272
Net loss	―		―	―		―	―		―	(3,190)		(3,190)
Balances at December 31, 2002	―		―	29,723		30	5,560		―	(4,409)		1,181
Sale of common stock	―		―	4,794		5	8,239		―	―		8,244
Issuance of common stock in exchange for consulting services	―		―	36		―	55		―	―		55
Repurchase of common stock	―		―	(330)		―	(379)		―	―		(379)
Stock-based compensation	―		―	―		―	78		―	―		78
Net loss	―		―	―		―	―		―	(6,633)		(6,633)
Balances at December 31, 2003	―		―	34,223		35	13,553		―	(11,042)		2,546
Sale of common stock	―		―	4,388		4	12,491		―	―		12,495
Issuance of common stock in exchange for consulting services	―		―	20		―	66		―	―		66
Net loss	―		―	―		―	―		―	(11,626)		(11,626)
Balances at December 31, 2004	―		―	38,631		39	26,110		―	(22,668)		3,481
Sale of common stock	―		―	3,305		3	28,839		―	―		28,842
Issuance of common stock in exchange for consulting services	―		―	4		―	33		―	―		33
Stock-based compensation	―		―	―		―	10		―	―		10
Repurchase of common stock	―		―	(1)		―	(9)		―	―		(9)
Net loss	―		―	―		―	―		―	(32,904)		(32,904)
Balances at December 31, 2005	―		―	41,939		42	54,983		―	(55,572)		(547)
Sale of common stock	―		―	1,513		1	15,127		―	―		15,128
Sale of common stock under warrants	―		―	2,886		3	286		―	―		289
Stock-based compensation	―		―	―		―	1,155		―	―		1,155
Repurchase of common stock	―		―	(150)		―	―		―	―		―
Net loss	―		―	―		―	―		―	(28,235)		(28,235)
Balances at December 31, 2006	―		―	46,188		$46	$1,551	$	―	$(83,807)		$(12,210)

See notes to condensed consolidated financial statements

CURAXIS PHARMACEUTICAL CORPORATION
(A Development Stage Corporation)

CONDENSED CONSOILIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) - CONTINUED
(Unaudited - in thousands)

	Preferred stock			Common stock		Additional Paid-in-	Subscription	Deficit Accumulated during the Development
	Shares	Amount		Shares	Amount	Capital	receivable	Stage	Total
Sale of common stock	―	$	―	1,822	$2	$2,336	$ ―	$ ―	$2,338
Sale of common stock under warrants				1,971	2	171		―	173
Stock-based compensation	―		―	―	―	889	―	―	889
Net loss	―		―	―	―	―	―	(6,744)	(6,744)
Balances at December 31, 2007	―		―	49,981	50	74,947	―	(90,551)	(15,554)
Sale of common stock	―		―	5,120	5	518	―	―	523
Sale of common stock under warrants	―		―	41	―	4	―	―	4
Stock-based compensation	―		―	―	―	469	―	―	469
Net loss	―		―	―	―	―	―	(1,986)	(1,986)
Balances at December 31, 2008	―		―	55,142	55	75,938	―	(92,537)	(16,544)
Sale of common stock, net	―		―	6,071	6	1,096	―	―	1,102
Sale of common stock under warrants	―		―	1,448	1	143	―	―	144
Issuance of warrants	―		―	―	―	330	―	―	330
Stock grant	―		―	150	―	30	―	―	30
Stock-based compensation	―		―	―	―	361	―	―	361
Net income	―		―	―	―	―	―	4,987	4,987
Balances at December 31, 2009	―		―	62,811	62	77,898	―	(87,550)	(9,590)

Sale of common stock, net	―		―	1,182	1	219	―	―	220
Sale of common stock under warrants	―		―	343	1	33	―	―	34
Issuance of warrants	―		―	―	―	1,111	―	―	1,111
Recapitalization of Company upon Merger effective July 29, 2010	―		―	7,695	(57)	(51)	―	―	(108)
Stock-based compensation	―		―	―	―	166	―	―	166
Sale of Preferred stock	1		―	―	―	―	(190)	―	(190)
Net loss								(3,641)	(3,641)
Balances at September 30, 2010	1	$	―	72,031	$7	$79,376	$(190)	$(91,191)	$(11,998)

See notes to condensed consolidated financial statements

CURAXIS PHARMACEUTICAL CORPORATION
(A Development Stage Corporation)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited - in thousands)

	Nine Months Ended September 30,		Cumulative from Inception (February 27, 2001) to September 30,
	2009	2010	2010
Cash flows from operating activities
Net income (loss)	$5,738	$(3,641)	$(91,191)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	40	―	994
Stock-based compensation expense	416	396	4,006
Common stock issued in exchange for consulting service	―	―	164
Interest from derivative conversion feature	―	2,586	2,586
Change in fair value of derivatives		(429)	(429)
Loss (gain) on disposal of property and equipment	(9)	―	169
Loss on investment in real estate	―	―	1,091
Gain on restructuring of trade debt	(6,562)	(204)	(6,766)
Changes in operating assets and liabilities:
Prepaid expenses	47	103	51
Accounts receivable	(8)	8	(3)
Security deposits	―	(2)	(6)
Other assets	3	―	―
Accounts payable	18	(10)	7,516
Accrued expenses	298	(15)	2,427
Deferred purchase credit	―	―	500
Deferred revenue	―	―	1,727
Accrued compensation	(351)	―	―
Net cash used in operating activities	(370)	(1,208)	(77,164)
Cash flows from investing activities
Purchase of property and equipment	―	―	(1,193)
Purchase of real estate investment	―	―	(3,155)
Proceeds from the sale of property and equipment	10	―	50
Proceeds from the sale of real estate	―	―	2,064
Decrease in restricted cash	―	―	―
Net cash provided by (used in) investing activities	10	―	(2,234)
Cash flows from financing activities
Issuance of common stock	1,239	254	74,744
Issuance of Preferred Stock		810	810
Issuance of notes payable	―		5,011
Issuance of long-term debt	―	―	592
Payments on notes payable	(11)	(214)	(1,079)
Payments on capital lease obligation	(4)	―	(16)
Repurchase of common stock	―	―	(388)
Repayments of notes payable to related parties	―	―	(202)
Payments on long-term debt	―	―	(3)
Proceeds from notes payable to related parties	―	―	202
Repayment of mortgage note payable	―	―	(3,100)
Proceeds from the issuance of mortgage note	―	―	3,100
Net cash provided by financing activities	$1.224	$850	$79,671

See notes to condensed consolidated financial statements

CURAXIS PHARMACEUTICAL CORPORATION
(A Development Stage Corporation)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(Unaudited - in thousands)

	Nine Months Ended September 30,				Cumulative from Inception (February 27, 2001) to September30,
	2009		2010		2010
Net increase (decrease) in cash and cash equivalents		$864		$(358)	$273
Cash and cash equivalents, beginning of period		5		631	―
Cash and cash equivalents, end of period		$869		$273	$273

Supplemental disclosure of cash flow information:
Cash paid for interest		$2	$	―	$242
Cash paid for income taxes	$	―	$	―	$ ―
Non-cash financing activities:
Conversion of trade payables to notes	$	―	$	―	$5,603
Restructuring of trade debt		$6,562		$204	$6,766
Issuance of warrant for accrued liability	$	―	$	―	$129
Issuance of warrants for prepaid asset	$	―		$(881)	$(881)
Net liabilities acquired in Merger Transaction	$	―		$(92)	$(92)

See notes to condensed consolidated financial statements

CURAXIS PHARMACEUTICAL CORPORATION
(A Development Stage Corporation)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Description of business and basis of presentation

The accompanying unaudited condensed consolidated financial statements of Curaxis Pharmaceutical Corporation and its wholly owned subsidiary (the “Company”), have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  These statements should be read in conjunction with the financial statements and notes thereto included in the Company’s latest audited financial statements.  The audited financial statements for the year ended December 31, 2009 are included in the Company’s Registration statement on Form S-4 filed with the Securities and Exchange Commission on June 22, 2010

In the opinion of management, all adjustments, consisting only of normal, recurring adjustments, considered necessary for a fair presentation of the results of these interim periods have been included.  The results of operations for the nine months ended September 30, 2010 may not be indicative of the results that may be expected for the full year.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Business – The Company is an emerging specialty pharmaceutical company with a hormone drug product candidate for the treatment of Alzheimer’s disease and multiple cancers.  Our therapeutic platform is based on the hypothesis that many diseases of aging may be caused by age-related changes in the function of the hypothalamic-pituitary-gonadal (HPG) axis. The HPG axis is a hormonal endocrine feedback loop that controls development, reproduction and aging in animals.  This drug development platform is built on the premise that hormones associated with this feedback loop are beneficial early in life, when they promote growth and development, but are harmful later in life when the mechanism for feedback is compromised, thereby leading to disease processes, including pathologies associated with Alzheimer’s disease and various cancers. We believe our discovery of similar hormonal signaling mechanisms at the cellular level in brain tissue from Alzheimer’s patients and in multiple tumors will enable us to develop significant new treatments for Alzheimer’s disease as well as many cancers.

Corporate History – The Company incorporated in Nevada on February 1, 2008 under the name Auto Search Cars, Inc. The Company initially was engaged in the development of a web-based e-commerce site platform to provide information for the sale of vehicles and vehicle financing and warranties. However, no significant activities related to the website development have occurred.   On February 8, 2010, the Company entered into an Agreement and Plan of Merger and Plan of Reorganization (the “Merger Agreement”) with Auto Search Cars Acquisition Corp., (“Acquisition Sub”) a Delaware corporation wholly owned by Auto Search Cars, Inc., (“Auto Search”) pursuant to which Acquisition Sub would be merged with and into the Company with the Company continuing as the surviving wholly-owned subsidiary of Auto Search. On July 29, 2010, the parties executed an amendment to the Merger Agreement in order to amend the consideration paid for the cancellation of certain shares of the Corporation’s common stock.

On July 29, 2010, the merger transaction was closed. Pursuant to the Amended Merger Agreement, Auto Search issued 64.2 million shares of its common stock to the holders of common stock of the Company.  Under the terms of the Merger, all but 8.7 million of these shares are restricted from trading for a period of one year from the closing of the Merger.  In addition, each issued Curaxis Warrant (as defined in the Merger Agreement) was converted into warrants to purchase an equal number of shares of Auto Search’s common stock at the Exercise Price defined in the Company Warrants. Further the sole officer of Auto Search agreed to cancel 181,285,000 shares of Auto Search common stock in exchange for payment of $100 thousand dollars in the form of a promissory note and the issuance of 3,589,460 warrants to purchase common stock of the surviving corporation.

On the Closing Date, Curaxis and Acquisition Corp. merged with and into one another, with the surviving corporation being Curaxis. Simultaneously to the filing of the certificate of merger with the State of Delaware, Curaxis amended its certificate of incorporation in order to change its name to Curaxis Pharma Corp. On the Closing Date, Curaxis Pharma Corp. became a subsidiary of Auto Search.

On July 30, 2010, Auto Search entered into an agreement and plan of merger with Curaxis Pharmaceutical Corporation, a Nevada corporation formed solely for the purpose of a name change.  Pursuant to the Short-Form Merger, Auto Search changed its name to Curaxis Pharmaceutical Corporation.

Basis of Presentation - The Company is a development stage company and has focused its efforts to date on raising capital and research and development. The accompanying financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has a limited operating history and has incurred losses from operations since its inception. The cash position of the Company has deteriorated significantly over the last three years and the Company has been unable to satisfy its outstanding liabilities with many vendors.  In late 2006, the company terminated its’ Phase III clinical trial VP-AD-301 and in 2007 closed its’ research facility.

In 2009, Curaxis entered into a series of agreements with Southridge Business Solutions LLC ("Southridge") and Canterbury Investment Partners LLC (“Canterbury”) in order to restructure its balance sheet and establish a trading market for its common stock.  Under the terms of those agreements, Southridge and Canterbury have assisted and will continue to assist Curaxis in negotiating settlements with its creditors to eliminate or substantially reduce and defer its trade debt.  To date, Curaxis has realized reductions in excess of $6 million in liabilities as the result of the combined efforts.  In addition, Southridge assisted Curaxis in securing  a $25 million equity facility under which Curaxis can periodically, over a period of three years, sell up to $25 million of its common stock to an affiliate of Southridge.  On October 4, 2010, Curaxis filed a Registration Statement on Form S-1 to register 18,000,000 shares of common stock to be reserved for issuance under the Equity Line Facility.  The proceeds of the equity facility will be used to fund the next step in Curaxis' clinical development plan, a Phase IIb study in approximately 200-250 women.  Assuming the study commences in early 2011, it is anticipated that the results of the study would be available during 2013.  Assuming favorable results from the second Phase II trial are achieved, Curaxis’ management expected to fund the remaining development of its product candidate through public equity offerings, debt financings and possibly corporate collaborations and licensing arrangements.  However, the ability to secure such funding on a prospective basis is uncertain.  If Curaxis is unable to secure funding as intended, Curaxis will be forced to delay, reduce or eliminate its research and development programs or commercialization efforts.

Fair Value of Financial Instruments -   The carrying amounts for cash, cash equivalents, accounts receivables, prepaid assets, accounts payable, and accrued expenses approximate fair value because of their short-term nature. We have determined that it is not practical to estimate the fair value of our notes payable because of their unique nature and the costs that would be incurred to obtain an independent valuation. We do not have comparable outstanding debt on which to base an estimated current borrowing rate or other discount rate for purposes of estimating the fair value of the notes payable and we have not yet obtained or developed a valuation model. Additionally, we are engaged in research and development activities and have not yet developed products for sale. Accordingly, at this stage of our development, a credit risk assessment is highly judgmental. These factors all contribute to the impracticability of estimating the fair value of the notes payable. At September 30, 2010, the carrying value of the notes payable and accrued interest was $4.0 million and $420 thousand, respectively.

Fair Value Measurements - The authoritative guidance for fair value measurements defines fair value as the exchange price that would be received an asset or paid to transfer a liability (an exit price) in the principal or the most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Market participants are buyers and sellers in the principal market that are (i) independent, (ii) knowledgeable, (iii) able to transact, and (iv) willing to transact. The guidance describes a fair value hierarchy based on the levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

●	Level 1 — Quoted prices in active markets for identical assets or liabilities
●
Level 2 — Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or corroborated by observable market data or substantially the full term of the assets or liabilities

●	Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the value of the assets or liabilities

Derivative Instrument - The Derivative instrument consists of the Series A and B convertible preferred stock, which has certain cash settlement provisions. This financial instrument is recorded in the balance sheet at fair value as a liability. Changes in fair value are recognized in earnings in the period of change.

Recently Issued Accounting Standards - Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

2.  Notes payable

Notes payable consist of the following (in thousands):

	December 31,	September 30,
	2009	2010
Notes payable to clinical research sites	$407	$393
Promissory Note dated September 15, 2006	2,000	1,950
Promissory Installment Note dated September 26, 2006	924	750
Promissory Note dated July 1, 2007	300	300
Promissory Note dated August 21, 2007	420	420
Promissory Note and Security Agreement dated September 22, 2008	26	26
Default judgment dated October 29, 2009	99	99
Promissory note dated July 29, 2010	-	100
	4,176	4,038
Less: Current portion of notes payable	2,426	2,688
	$1,750	$1,350

Promissory note dated July 29, 2010 in the amount of $100 thousand was executed in conjunction with the merger transaction consummated on July 29, 2010.  The note bears interest at an annual rate of 8% and is payable on or before July 26, 2011.

3.  Stock Purchase Warrants

At December 31, 2009 and September 30, 2010 outstanding warrants to purchase the company’s common stock are as follows:

	December 31, 2009	September 30, 2010	Exercise Price	Expiration Date
Warrants issued January 2006 through May 2007 in conjunction with private placement of common stock.	3,615,700	3,280,900	$0.10	December 31, 2011

Warrants issued to select vendors to satisfy, in part, liabilities generated from services performed in conjunction with our terminated Phase III clinical trial, VP-AD-301.	54,800	54,800	$0.50	December 31, 2011

Warrants issued under Transaction Management Agreement executed with Southridge.	1,656,500	2,149,100	$0.001	August 31, 2016

Warrants issued to outside consultants for services rendered in connection with the financing round completed on February 5, 2010.	-	844,400	$0.22	August 31, 2016

Warrants issued as consideration for the cancellation of 181,285,000 shares of common stock upon consummation of the Merger transaction effective July 29, 2010.	-	3,589,500	$0.001	July 29, 2017

Warrants issued to Southridge under the Transaction Management Agreement upon execution of Equity Credit Agreement dated September 14, 2010.	-	820,800	$1.52	September 15, 2015

Warrants issued August 31, 2010 to outside vendor for development of the Company’s website.	-	100,000	$0.30	August 31, 2015

		10,839,500

During the nine months ended September 30, 2010, 334,800 warrants were exercised at $0.10 per share and 10,000 warrants were exercised at $0.20 per share.

4.  Convertible Preferred Stock

On September 23, 2010 and September 29, 2010, the Company amended its certificate of incorporation by filing certificates of designation with Secretary of State of Nevada that designated  two series of convertible preferred stock (the “Series A Convertible Preferred Stock” and the “Series B Convertible Preferred Stock”), respectively. Each share of Series A and Series B preferred stock has a par value of $.0001 and an initial stated value equal to $1,000.  The Company is to pay cumulative dividends at the rate of 4% per annum payable quarterly in arrears beginning December 15, 2010.  Dividends may be paid in cash or at the Company’s irrevocable option, in shares at the lesser of (A) the pre-determined conversion price or (B) 80% of the ten previous days VWAP. Each share of preferred stock shall be convertible at any time at the option of the Holder into common stock.  The number of shares of common stock to be issued upon conversion of each share of preferred stock will be determined by dividing the initial stated value of the preferred stock by a pre-determined conversion rate.  The predetermined conversion rates for the Series A and Series B preferred stock is $0..35 and $0.50, respectively.

On September 30, 2010, the Company entered into a Series A Convertible Preferred Stock Purchase Agreement (the “Series A Agreement”), by and between the Company and C P Acquisition Partners LP, an affiliate of Southridge, (the “Purchaser”)  Pursuant to the terms of the Series A Agreement, the Company sold 500 shares of the Company’s Series A Convertible Preferred Stock for a total purchase price of $500,000.

On September 30, 2010, the Company entered into a Series B Convertible Preferred Stock Purchase Agreement (the “Series B Agreement”), by and between the Company and the Purchaser.  Pursuant to the terms of the Series B Agreement, the Company sold 500 shares of the Company’s Series B Convertible Preferred Stock for a total purchase price of $500,000. Cash proceeds of $310 thousand have been received by the Company as of September 30, 2010.  A subscription receivable in the amount of $190 thousand is recognized as of September 30, 2010.

We have an obligation to make a cash payment to the holders of the Series A and Series B preferred stock for any loss that could be realized if the holders convert the preferred stock and we subsequently fail to deliver a certificate representing the shares to be issued upon such conversion by the third trading day after such conversion and the holders purchase, in an arm’s-length open market transaction or otherwise, shares of Common Stock (the “Covering Shares”) in order to make delivery in satisfaction of a sale of Common Stock by the converting Holder (the “Sold Shares”), which delivery such converting Holder anticipated to make using the shares to be issued upon such conversion (a “Buy-In”).  “Buy-In Adjustment Amount” means the amount equal to the excess, if any, of (i) the converting Holder’s total purchase price (including brokerage commissions, if any) for the Covering Shares associated with a Buy-In, over (ii) the net proceeds (after brokerage commissions, if any) received by the converting Holder from the sale of the Sold Shares.   Accordingly, the Series A and Series B preferred shares have been accounted for as a liability.  Their fair value is estimated, at the end of each quarterly reporting period, based on the potential shares of common stock issuable upon conversion multiplied by the current quoted market price of the Company’s common stock.  The Company estimated the fair value of the Series A and Series B preferred shares on the grant date to be $3.6 million. The difference between the estimated fair value and the stated value of the preferred stock of $2.6 million was recorded as interest expense.  The fair value of the Series A and Series B preferred shares decreased by $429 thousand for the three and nine months ended September 30, 2010, and the fluctuation has been recorded in the statements of operations.

Dividends payable in arrears at September 30, 2010 totaled $400..

5.  Accounting for stock-based compensation

Total stock-based compensation expense recognized in the accompanying condensed consolidated statement of operations for the three and nine months ended September 30, 2009 and 2010 was as follows (in thousands):

	Three-months ended September 30,		Nine months ended September 30, 2010
	2009	2010	2009	2010
Employee-related stock-based compensation	$117	$53	$295	$167
Non-employee related stock based compensation	109	-	121	229
	$226	$53	$416	$396

As of September 30, 2010 there was $454 thousand of total unrecognized compensation cost related to non-vested share based compensation arrangements granted under the Plans.  That cost is expected to be recognized over a weighted–average period of 1.7 years.

6.  Earnings per share

In accordance with SFAS No. 128, Earnings per Share (“SFAS No. 128”), codified in ASC 260, basic net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding. Diluted net loss per common share is computed similarly to basic net loss per share, except that the denominator is increased to include all potential dilutive common shares, including outstanding options and warrants.  Potentially dilutive common shares have been excluded from the diluted loss per common share computation for the three and nine month periods ended September 30, 2010 because such securities have an anti-dilutive effect on loss per share due to the Company’s net loss. Potential dilutive securities, which consist of stock options, warrants and shares that could be issued upon conversion of the preferred stock, that are not included in the diluted net loss per share calculation  because of their anti dilutive  effect total 16,796,200 shares as of September  30, 2010.

Dilutive securities included in the calculation of diluted net income per share for the three and nine months ended September 30, 2009, which consists of stock options and warrants, represented an aggregate of 3,643,000 and 2,882,000   shares, respectively.  Securities excluded from the calculations of diluted net income per share because their effect was anti-dilutive, represented an aggregate of 6,032,000 shares as of September 30, 2009.

7.  Equity Credit Agreement

On September 16, 2010, the Company entered into a Private Equity Credit Agreement (the “Equity Credit Agreement”) with Southridge Partners II, LP (the “Investor”), a limited partnership organized and existing under the laws of the State of Delaware and an affiliate of Southridge. Pursuant to this Equity Credit Agreement, the Investor shall commit to purchase upon to $25 million of the Company’s common stock over the course of thirty six months commencing the effective date of the initial Registration Statement covering the Registrable Securities pursuant to the Equity Credit Agreement. The put option price is 95% of the average of three lowest closing bid price (the “Bid Price”) of any two applicable trading days, consecutive or inconsecutive, during the five trading day period (the “Valuation Period”) commencing the date a put notice (the “Put Notice”) is delivered to the Investor (the “Put Date”) in a manner provided by the Equity Credit Agreement.

In addition, pursuant to the Equity Credit Agreement, in each Put Notice, the Company is required to specify a minimum stock price which in no event shall be less than 60% of the average of the Bid Price during the three trading day period commencing the Put Date (the “Floor Price”). In the event the Bid Price decreases below the Floor Price during the Valuation Period, the Company shall have the right to cancel such Put Notice.

The “Registrable Securities” include the Put Shares, any Blackout Shares (as defined in the Equity Credit Agreement) and any securities issued or issuable with respect to any of the foregoing by way of exchange, stock dividend or stock split or in connection with a combination of shares, recapitalization, merger, consolidation or other reorganization or otherwise.

Upon execution of the Equity Credit Agreement, the Company issued 820,856 warrants to the Investor in accordance with the Transaction Management Agreement with Southridge. The exercise price is equal to 120% of the average closing price of the Company's stock for the previous 20 days or $1.52. The fair value of the warrants totaling $881 thousand has been recognized as prepaid financing costs as of the agreement date and will be amortized over the life of the agreement or 36 months.

8.  Fair Value

In accordance with FASB ASC 820, “Fair Value Measurements and Disclosures”, the following table represents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as September 30, 2010 and December 31, 2009:

	Level 2	Level 2
	September 30, 2010	December 31, 2009
	($ thousands)	($ thousands)
Derivative instruments (long term)	$3,157	$0

Total	$3,157	$0

9.  Commitments

Management Advisory and Consulting Agreements

Southridge Agreement

On May 28, 2009, Curaxis entered into a transaction management agreement with Southridge Business Solutions Group, LLC, of Ridgefield, Connecticut (“Southridge” or “Selling Security Holder”), to assist Curaxis in restructuring its balance sheet, principally through negotiations with several large trade creditors to reduce their claims, and to assist Curaxis in effectuating a merger with a suitable public corporation (the “Transaction Management Agreement”). Pursuant to the Transaction Management Agreement, Curaxis had worked with Southridge to reduce its trade debt by approximately $6,000,000 and entered into the Merger Agreement with Auto Search Cars, Inc. Under the terms of the Transaction Management Agreement, Curaxis is obligated to pay Southridge a management fee of $10,000 per month, from June 1, 2009 through the first anniversary of the closing of the Merger with Auto Search, or July  2011. Curaxis may terminate the Transaction Management Agreement at any time by giving 90 days’ advance notice to Southridge.  In addition, Curaxis is obligated to issue to Southridge warrants equal to 3% of Curaxis’ outstanding stock as of the date of the Merger with Auto Search at an exercise price of $0.001 per share. A total of 2,149,148 warrants have been issued to Southridge under the agreement.

Canterbury Agreement

On June 12, 2009, Curaxis entered into a letter agreement with Canterbury Investment Partners, LLC of Hingham, Massachusetts (“Canterbury”), to assist Curaxis in a range of issues in connection with its contemplated merger with a public shell corporation, including its negotiations with Southridge, in developing a strategy to negotiate reductions, deferrals and/or equity exchanges with its trade creditors and in raising funds from current or prospective investors and in negotiating the terms of the acquisition of a public corporation (the “Letter Agreement”).  Under the terms of the Letter Agreement, Curaxis paid Canterbury a retainer of $50,000 and is also obligated to pay Canterbury a monthly fee of $5,833 for a period of twelve (12) months from September 2009 through August 2010. In addition, under the Letter Agreement, Curaxis has issued a warrant to Canterbury to purchase 854,358 shares of Curaxis Common Stock at a price of $0.22 per share. Following the closing of the Merger with Auto Search, Curaxis is obligated to pay Canterbury the sum of $8,000 per month for a period of six (6) months for Canterbury’s assistance in developing and implementing a strategy to support Curaxis in its dealings with the financial community.

 10.  Related Party Transactions

During the two years ended December 2008, the Company funded travel expenses of an executive officer not directly related to the Company’s business. Travel expenses paid by the Company on behalf of the officer totaled $14 thousand. In addition, during the year ended December 31, 2009, the Company advanced funds to the executive officer for travel and office expenses totaling $16,000.  Payments made to the Company by the employee and actual expenses incurred on the Company’s behalf totaled $10 thousand and $9 thousand for the years ended December 31, 2008 and 2009, respectively. During the three months ended September 30, 2010, the executive officer forfeited compensation payments to satisfy the liability to the Company in full.

11.  Subsequent Events

Subsequent to September 30, 2010, proceeds of $25 thousand were received reducing the Series B subscription receivable to $165 thousand.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward Looking Statements

This quarterly report on Form 10-Q and other reports filed by Curaxis Pharmaceutical Corporation (“we,” “us,” “our,” or the “Company”) from time to time with the U.S. Securities and Exchange Commission (the “SEC”) contain or may contain forward-looking statements (collectively the “Filings”) and information that are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the filings, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance, or achievements. Except as required by applicable law, including the securities laws of the United States, the Company does not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). These accounting principles require us to make certain estimates, judgments, and assumptions. We believe that the estimates, judgments, and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments, and assumptions are made. These estimates, judgments, and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. Our financial statements would be affected to the extent there are material differences between these estimates and actual results. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result.  The following discussion should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this report.

Overview

We are an emerging specialty pharmaceutical company with a pipeline of product candidates in Alzheimer’s disease and oncology.  Curaxis’ most advanced product candidate is Memryte (generic name VP4896), a proprietary, small, biodegradable implant that is comprised of leuprolide acetate and a polymer.  Curaxis’ therapeutic platform is based on the hypothesis that many diseases of aging may be caused by age-related changes in the function of the hypothalamic-pituitary-gonadal (HPG) axis. The HPG axis is a hormonal endocrine feedback loop that controls development, reproduction and aging in animals.  We believe that Curaxis’ discovery of similar hormonal signaling mechanisms at the cellular level in brain tissue from Alzheimer’s patients and in multiple tumors may enable us to develop significant new treatments for Alzheimer’s disease as well as many tumors.

From inception through early 2006, Curaxis completed two Phase II clinical trials, Aladdin I and Aladdin II, to support the efficacy of its drug candidate in women and men, respectively.  In addition, a Phase I trial was completed to support safety and the drug release profile of the proprietary subcutaneous implant.  In August 2006, Curaxis completed enrollment in Aladdin 301, the first of its two Phase III clinical trials of the VP4896 implant for the treatment of mild to moderate Alzheimer’ s disease.  In October 2006, this trial was discontinued due to financial constraints and converted to a Phase II trial.  At the time of termination, approximately 625 patients had been enrolled at 62 sites located throughout the United States and Canada.  Curaxis has not conducted material research and development activities for Memryte since terminating its clinical trials and closing its research facility in 2007.

Since Curaxis’ inception, it has not received approval to market any product, has had no revenues from product sales and has devoted substantially all of its efforts to the development of its treatment for mild to moderate Alzheimer’s disease. Curaxis funded its operations primarily through the sale of common stock and warrants to private investors, which have provided net cash proceeds of approximately $75.5 million as of September 30, 2010.  Curaxis has never been profitable and, as September 30, 2010, it had an accumulated deficit of $91.2 million.

Subsequent to the Merger, we, through our subsidiary Curaxis, are continuing Curaxis’ business plan of developing for the treatment of mild to moderate Alzheimer’s disease. As we attempt to restart the clinical development program for Memryte after the Merger, this suspension may adversely impact our clinical development and commercialization efforts due to, among other factors, potential difficulties in attracting clinical personnel in the future and in attracting clinical sites to conduct clinical trials of Memryte.

We do not expect to generate product revenue for at least the next several years, if at all. If any of our programs experience delays or do not result in a commercial product, we would not generate revenue from that program in a timely manner or at all.  We expect that our operating expenses will continue to increase and may vary substantially from quarter to quarter and year-to-year based on the timing of clinical trial patient enrollment and our other research and development activities. In particular, as we initiate a second Phase II and pivotal Phase III trials of Memryte, our lead drug candidate for the treatment of mild to moderate Alzheimer’s disease, we expect that our research and development expenses will increase significantly. We expect general and administrative costs also to increase as we add personnel. In connection with our preparation for the commercial launch of Memryte, we expect that our capital expenditures may increase as a result of increased manufacturing equipment costs. We plan to establish our own commercialization capability, including a large field sales force in the United States, and expect to incur significant costs related to marketing and sales activities prior to the time we generate any revenue. We believe that period-to-period comparisons of our results of operations are not meaningful and should not be relied on as indicative of our future performance.

Critical Accounting Policies

There have been no material changes to our critical accounting polices as described in our audited financial stements included in our Registration Statement on Form S-4 filed with the Securities and Exchange Commission dated    June 22, 2010.

RESULTS OF OPERATIONS

Three and Nine Months Ended September 30, 2010 and 2009

The table below summarizes the results of operations of Curaxis for the three and nine month periods ended September 30, 2010 and 2009.

	For the Three Months ended September 30,
	2010	2009
Operating expenses:
Research and development	$19	$16
General and administrative	569	506
Marketing	-	-
Total operating expenses	588	522
(Loss) income from operations	(588)	(522)
Gain on debt restructuring	-	6,562
Interest income (expense), net	(41)	(96)
Interest from derivative conversion feature	(2,586)	-
Change in fair value of derivatives	429	-
Net income (loss)	$(2,786)	$5,944

	For the Nine Months ended September 30,
	2010	2009
Operating expenses:
Research and development	$62	$74
General and administrative	1.493	451
Marketing	-	-
Total operating expenses	1,555	525
(Loss) income from operations	(1,555)	(525)
Gain on debt restructuring	204	6,562
Interest income (expense), net	(133)	(299)
Interest expense on convertible preferred stock	(2,586)	-
Change in fair value of derivatives	429	-
Net income (loss)	$(3,641)	$5,738

Curaxis accounts for equity awards to employees and non-employee directors and service providers under ASC 718 Compensation – Stock Compensation. As of September 30, 2010 there was $0.4 million of total unrecognized compensation costs related to unvested stock options. That cost is expected to be amortized on a straight-line basis over a weighted average service period of 1.7 years. Share-based compensation expenses recorded in the three months ended September 30, 2010 and 2009 were $53 thousand and $117 thousand, respectively. Share-based compensation expenses recorded in the nine months ended September 30, 2010 and 2009 were $167 and $295 thousand, respectively.

Three and Nine Months Ended September 30, 2010 Compared to Three and Nine Months Ended September 30, 2009

Research and Development Expense

	Three Months Ended
	September 30,
	2010	2009	$ Change	% Change
	(Unaudited - Dollars in thousands)
Research and development costs	$19	$16	$3	18.8%
Percent of total operating expenses	3.2%	3.1%

	Nine Months Ended
	September 30,
	2010	2009	$ Change	% Change
	(Unaudited - Dollars in thousands)
Research and development costs	$62	$74	$(12)	(16.2)%
Percent of total operating expenses	3.9%	14.1%

During 2007, Curaxis terminated all clinical trial activities and closed its’ research facility.  Further, the Company did not employ any personnel devoted to research and development activities in 2009 and 2010.  As a result, research and development expenses in 2009 and 2010 were limited to legal fees associated with the pursuit and maintenance of various patents and pending patent applications related to our Alzheimer’s disease and oncology drug candidates and depreciation of remaining capital assets used in the manufacturing of our proprietary implant.

The increase in research and development expenses for the three months ended September 30, 2010 as compared to the same period for 2009 is due to an increase of $13 thousand in legal and professional fees   relating to our pending patent applications and maintenance of our existing patents.  The increase was offset by a decrease in depreciation of the remaining capital assets of $10 thousand. All capital assets used in the manufacturing of our propriety implant were fully depreciated at December 31, 2009.

The decrease in research and development expenses for the nine months ended September 30, 2010 as compared to the same period for 2009 is due to a decrease in depreciation of the remaining capital assets of $40 thousand. In addition, during the nine-months ended September 30, 2009, expense of $9 thousand was recognized on the ultimate disposal of remaining clinical trial material.  These decreases were offset by an increase of $37 thousand in legal and professional fees relating to our pending patent applications and maintenance of our existing patents.

General and Administrative Expenses

	Three Months Ended
	September 30,
	2010	2009	$ Change	% Change
	(Unaudited - Dollars in thousands)
General and administrative expenses	$569	$506	$63	12.5%
Percent of total operating expenses	96.8%	96.9%

	Nine Months Ended
	September 30,
	2010	2009	$ Change	% Change
	(Unaudited - Dollars in thousands)
General and administrative expenses	$1,493	$451	$1,042	231.0%
Percent of total operating expenses	96.1%	85.9%

The increase in general and administrative expenses for the three months and nine-months ended September 30, 2010 as compared to the same periods for 2009 is primarily related  to an increase  in payroll and related benefit costs, an increase in  legal and professional fees and an increase in occupancy and general administrative expense.  Payroll and related benefit costs totaled $.3 million and $.8 million for the  three and nine months periods ended September 30, 2010 compared to $.2 million  and $40 thousand  for the respective periods of 2009; resulting in increases of  $.1 million and $.7 million for the three and nine month periods.  No compensation was paid or accrued for any employees including senior officers of Curaxis for the seven month period ended July 31, 2009.  In addition $.4 million in bonus expense was reversed in January of 2009 upon the termination of certain employees who had not fulfilled service requirements related to the 2004 Stock Bonus Plan.

Legal and Professional fees totaled $.6 million for the nine month period ended September 30, 2010 compared to $.3 for the comparable period of 2009; an increase of $.3 million.  Legal and professional fees reported for the nine month periods ended September 30, 2010 and 2009 include payments and stock based compensation due under agreements executed between the Curaxis and Southridge Business Solutions and Canterbury Investment Partners totaling $320,000 and $220,000, respectively; investor relations and web site development fees totaling $100,000 and $40,000, respectively; and legal and accounting fees of $230,000 and $40,000, respectively. Under the agreements executed in 2009, Southridge and Canterbury are to assist Curaxis in negotiating settlements with its creditors to eliminate or substantially reduce and defer its trade date and assist Curaxis in merging with a publicly traded corporation to establish a public trading market for its stock.  Compensation for the services rendered includes monthly fees plus warrants issued for the purchase of the Company’s stock at agreed upon terms upon closing of the Merger transaction effective July 29, 2010.

Occupancy and general administrative expense totaled $70,000 for the nine months ended September 30, 2010 compared to $31,000 for the nine month period ended September 30, 2009.  The increase is attributed to the lease of temporary corporate office space commencing in late 2009 and an increase in the operational activities of the company.

Gain on Debt Restructuring

	Three Months Ended
	September 30,
	2010	2009	$ Change	% Change
	(Unaudited - Dollars in thousands)
Gain on debt restructuring	$-	$6,562	$(6,562)	(100)%

	Nine Months Ended
	September 30,
	2010	2009	$ Change	% Change
	(Unaudited - Dollars in thousands)
Gain on debt restructuring	$204	$6,562	$(6,358)	(96.9)%

On January 22, 2010 the Company and a Creditor reached a settlement agreement where by the Company will make payments totaling $900,000 over the next two years to satisfy, in full, its obligation. Further, the agreement restricts the Company from transferring or pledging its intellectual property without prior consent of the Creditor.  Immediately preceding the settlement balances recorded on the Company’s financial records with respect to this vendor account included accrued interest and notes payable of $135 thousand and $924 thousand, respectively. The company evaluated the settlement under ASC 470-60, Troubled Debt Restructuring by Debtors. A gain totaling $159 thousand was realized on the vendor settlement.

During 2009, one of the Company’s creditors filed a law suit against the Company relating to a claim for $45 thousand for services rendered in connection with the Company’s terminated Phase III clinical trial, VP-AD-301.  On March 3, 2010, the suit was dismissed with prejudice.  A gain of $45 thousand was realized on the vendor settlement.

On September 23, 2009, Curaxis reached an agreement with one of its vendors to satisfy related trade debt outstanding.   The agreement requires Curaxis to make payments totaling $2 million commencing September 1, 2010 and ending March 31, 2012.  Curaxis has the right to prepay any balances due without penalty.  In addition, Curaxis agreed to prepay the entire balance of such payments in the event of an acquisition of all or substantially all of Curaxis’ assets or stock; in the event its lead product candidate is licensed to a third party; in the event any patent related to its lead product candidate is sold to any third party; or in the event that it obtains financing in excess of $20 million.  Any payment not made in accordance with this agreement shall bear interest at 18% per annum. Immediately preceding the settlement, balances recorded on the financial records with respect to the vendor account included accounts payable, accrued interest and notes payable of $4.7 million, $1.1 million and $2.8 million, respectively.  Curaxis evaluated the settlement under ASC 470-60, Troubled Debt Restructurings by Debtors.  As a result, a gain totaling $6.6 million was realized on the vendor settlement.

Interest expense, Net

	Three Months Ended
	September 30,
	2010	2009	$ Change	% Change
	(Unaudited - Dollars in thousands)
Interest expense, net	$41	$96	$(55)	(57.3%)

	Nine Months Ended
	September 30,
	2010	2009	$ Change	% Change
	(Unaudited - Dollars in thousands)
Interest expense, net	$133	$299	$(166)	(55.5%)

Interest expense, net for the three and nine months ended September 30, 2010 and 2009 includes mainly interest accrued on Curaxis’ outstanding promissory notes payable to certain vendors and clinical sites.  The majority of the notes outstanding were issued during 2007 and 2008 to satisfy, in part, liabilities generated for services performed in conjunction with the terminated Phase III clinical trial.

The decrease in expense for the three month period ended September 30, 2010, as compared to the respective period of 2009, can be attributed to a decrease in interest expense related to restructured trade debt of $58,000.  This decrease was offset by an increase in interest expense of $3,000 resulting from two judgments awarded on behalf of trade creditors in April and October, 2009.

The decrease in expense for the nine month period ended September 30, 2010, as compared to the respective period of 2009, can be attributed to a decrease in interest expense related to restructured trade debt of $227,000.  This decrease was offset by an increase in interest expense of $59,000 resulting from two judgments awarded on behalf of trade creditors in April and October, 2009 and interest on debt issued in connection with the Merger transaction completed in July 2010 of $2,000.

Interest from derivative conversion feature

	Three Months Ended
	September 30,
	2010	2009	$ Change	% Change
	(Unaudited - Dollars in thousands)
Interest from derivative conversion feature	$2,586	$-	$2,586	100.0%

	Nine Months Ended
	September 30,
	2010	2009	$ Change	% Change
	(Unaudited - Dollars in thousands)
Interest from derivative conversion feature	$2,586	$-	$2,586	100.0%

Interest from derivative conversion feature for the three and nine months ended September 30, 2010 represents the fair value adjustment recorded upon the initial sale of the preferred securities.  We have an obligation to make cash payments to the holders of the preferred stock for any loss that could be realized if the holder converts the preferred stock and we subsequently fail to deliver the certificates representing the shares to be issued upon the conversion by the third trading day of such conversion.  Accordingly, the preferred stock has been accounted for as a derivative liability. The fair value of the derivative liability is based on the number of potential common shares issuable upon conversion multiplied by the quoted market price of the Company’s stock as of the date each preferred stock is issued and revalued at each reporting period thereafter.

Change in fair value of derivatives

	Three Months Ended
	September 30,
	2010	2009	$ Change	% Change
	(Unaudited - Dollars in thousands)
Change in fair value of derivatives	$429	$-	$429	100.0%

	Nine Months Ended
	September 30,
	2010	2009	$ Change	% Change
	(Unaudited - Dollars in thousands)
Change in fair value of derivatives	$429	$-	$429	100.0%

During the three months ended September 30, 2010, the Company issued Series A and Series B Convertible preferred stock.  Because the Series A and Series B stock provide for a potential cash settlement in certain circumstances, the preferred stock has been classified as a liability at September 30, 2010.  The liability has been recorded at fair value based on potential shares of common stock issuable upon conversion multiplied by the current quoted market price of the company’s common stock and is subject to re measurement.  The change in fair value recognized reflects the decrease in the quoted market price of the Company’s stock from the date of the initial issuance of the stock through September 30, 2010.

Net Income (Loss)

	Three Months Ended
	September 30,
	2010	2009	$ Change	% Change
	(Unaudited - Dollars in thousands)
Net income (loss)	$(2,786)	$5,944	$(8,730)	(146.9%)

	Nine Months Ended
	September 30,
	2010	2009	$ Change	% Change
	(Unaudited - Dollars in thousands)
Net income (loss)	$(3,641)	$5,738	$(9,379)	(163.5%)

Net loss for the three months ended September 30, 2010, was $2.8 million compared to net income $5.9, including a $6.6 million gain relating to the restructuring of trade debt, for the same period in 2009. The decrease net income is primarily due to the interest and fair value adjustments recognized on convertible preferred stock issued, the increase in general and administrative expenses and the absence of any gain recognized on the restructuring of debt.

Net loss for the nine months ended September 30, 2010, was $3.6 million, including a $0.2 million relating gain to the restructuring of trade debt, compared net income $5.7 million, including a $6.6 million gain relating to the restructuring of trade debt, for the same period in 2009. The decrease net income is primarily due to the interest and fair value adjustments recognized on convertible preferred stock issued and the increase in general and administrative expenses offset by the gain recognized on the restructuring of debt.

Liquidity and Capital Resources

Curaxis has been a developmental stage pharmaceutical company, has had no FDA approved products and has generated no commercial revenue.  Since inception, Curaxis has incurred losses from operations and has reported negative cash flows.

As of September 30, 2010, Curaxis had an accumulated deficit of $91.2 million and cash and cash equivalents of $0.3 million.  The cash position of Curaxis continues to be insufficient to satisfy its obligations with many vendors. Curaxis will continue to incur operating losses and be unencumbered by revenue until it is successful in developing and commercializing its lead product candidate, Memryte.  Curaxis estimated that expenses to complete the clinical development of Memryte and to seek FDA approval to market Memryte will total at least $48 million.  Such expenses will be incurred over a four-year period. Historically, Curaxis had relied on private placements of its common stock to fund operations.

In 2009, Curaxis entered into a series of agreements with Southridge and Canterbury Investment Partners LLC  (“Canterbury”) in order to restructure its balance sheet and establish a trading market for its common stock.  Under the terms of those agreements, Southridge and Canterbury have assisted and will continue to assist Curaxis in negotiating settlements with its creditors to eliminate or substantially reduce and defer its trade debt.  To date, Curaxis had realized reductions in excess of $6 million in liabilities as the result of the combined efforts.  In addition, Southridge assisted Curaxis in securing  a $25 million equity facility under which Curaxis can periodically, over a period of three years, sell up to $25 million of its common stock to a third party or affiliate of Southridge.  On October 4, 2010, Curaxis filed a Registration Statement on Form S-1 to register 18,000,000 shares of common stock to be reserved for issuance under the Equity Line Facility.  The proceeds of the equity facility will be used to fund the next step in Curaxis' clinical development plan, a Phase IIb study in approximately 200-250 women.  Assuming the study commences in early 2011, it is anticipated that the results of the study would be available during 2013.  Assuming favorable results from the second Phase II trial are achieved, Curaxis’ management expected to fund the remaining development of its product candidate through public equity offerings, debt financings and possibly corporate collaborations and licensing arrangements.  However, the ability to secure such funding on a prospective basis is uncertain.  If Curaxis is unable to secure funding as intendeds, Curaxis will be forced to delay, reduce or eliminate its research and development programs or commercialization efforts.

Southridge has continued to assist Curaxis in meeting its interim cash flow needs.  To date, Southridge has advanced the Company $835,000 to assist with its operating cash needs. The funds advanced have been used by the Company to fund certain costs associated with the Merger transaction completed, initiation of public and investor relations initiatives, required payments under trade debt agreements and general operational expenses.  In return, the Company issued shares of Series A and Series B 4% Convertible Preferred Stock. Southridge has indicated their intent to continue to advance funds as needed until the Registration Statement underlying the Equity Line Agreement becomes effective and/or additional funding sources are identified.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We do not hold any derivative instruments and do not engage in any hedging activities.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. Our chief executive officer and chief financial officer participated in and supervised the evaluation of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed by us in the reports that we file is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that the information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to our management, including our chief executive officer or officers and chief financial officer, to allow timely decisions regarding required disclosure. The Company’s chief executive officer and chief financial officer determined that, as of the end of the period covered by this report, the Company had a material weakness because it did not have a sufficient number of personnel with an appropriate level of knowledge and experience of generally accepted accounting principles in the United States of America (U.S. GAAP) that are commensurate with the Company’s financial reporting requirements. As a result, Management concluded that the Company’s disclosure controls and procedures were not effective at September 30, 2010.

Other than described above, there have been no changes in the company’s internal control over financial reporting during the most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

In 2008, Aptuit, Inc. obtained a judgment for approximately $1.1M in the Circuit Court of Jackson County, Missouri at Kansas City, relating to work it performed for Curaxis in connection with our truncated ALADDIN 301 trial. Aptuit’s claims were based on invoices previously rendered to Curaxis in connection with that work and on a promissory note that Curaxis had delivered to Aptuit in connection with those invoices. We subsequently entered into a settlement agreement with Aptuit that requires payment of $900,000 over the next two years to satisfy this judgment.

In 2009, Genzyme Corporation obtained a judgment for $424,000 in the United States District Court for the District of Massachusetts, relating to leuprolide supplied to Curaxis in 2006 for our truncated ALADDIN 301 trial. Curaxis did not oppose the entry of this judgment, as it had previously acknowledged the validity of this debt to Genzyme. Genzyme has informally agreed through their counsel to defer any collection activities until approximately early 2011 and we expect to have discussions with Genzyme to establish a payment schedule for this judgment at that time.

In 2009, Margolin Brain Institute obtained a default judgment for $128,469, including interest and attorneys fees, in the Superior Court of the State of California, Fresno County - Civil Division, relating to work it performed in our truncated ALADDIN 301 trial. We expect to engage in discussions concerning settlement and payment of this judgment later in early 2011.

Other than listed above, we are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

ITEM 1A. RISK FACTORS.

We believe there are no changes that constitute material changes from the risk factors previously disclosed in the Company’s registration statement on Form S-1, initially filed with the SEC on October 5, 2010.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There were no unregistered sales of the Company’s equity securities during the quarter ended September 30, 2010, that were not otherwise disclosed in a Current Report on Form 8-K.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default not cured within 30 days, with respect to any indebtedness of the Company.

ITEM 4. (REMOVED AND RESERVED).

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit No.	Description
31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).
31.2	Certification by the Principal Accounting Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).
32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Principal Accounting Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CURAXIS PHARMACEUTICAL CORPORATION

Dated: November 12, 2010	By:	/s/ Patrick S. Smith
Patrick S. Smith
Chief Executive Officer, Principal Executive Officer

Dated: November 12, 2010	By:	/s/ David J. Corcoran
David J. Corcoran
Chief Financial Officer, Principal Accounting Officer