Form 10-K
period 2010-12-31
CURAXIS PHARMACEUTICAL Corp
filed 2011-03-31
CIK 1434893

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-K

☑   ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2010

☐   TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 333-150937

Curaxis Pharmaceutical Corporation
 (Exact name of registrant as specified in its charter)

Nevada	26-1919261
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

51 Berkshire Street Swampscott, MA	01907
(Address of principal executive offices)	(Zip Code)

(919) 313-4930
 (Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $0.0001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Non-accelerated filer	☐

Accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of registrant’s voting and non-voting common equity held by non-affiliates (as defined by Rule 12b-2 of the Exchange Act) computed by reference to the closing price of such common equity on June 30, 2010, was $41,392,026.  As of March 30, 2011, the issuer has one class of common equity, and the number of shares outstanding of such common equity was 72,588,804.

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

Statements contained in this Annual Report on Form 10-K which are not historical facts are forward-looking statements within the meaning of Section 21E of the U.S. Securities Exchange Act of 1934, as amended. A forward-looking statement may contain words such as “anticipate that,” “believes,” “continue to,” “estimates,” “expects to,” “hopes,” “intends,” “plans,” “to be,” “will be,” “will continue to be,” or similar words. These forward-looking statements include the statements in this Report regarding: our expected financial position and operating results; our business strategy; future developments in our markets and the markets in which we expect to compete; our future ability to fund our operations; our development of new products and relationships; our ability to increase our customer base; the impact of entering new markets; our future cost of revenue, gross margins and net losses; our future restructuring, research and development, sales and marketing, general and administrative, and depreciation and amortization expenses; our future interest expenses; the value of our goodwill and other intangible assets; our future capital expenditures and capital requirements; our financing plans; the outcome of any contingencies and the anticipated impact of changes in applicable accounting rules.

The accuracy of these forward-looking statements may be impacted by a number of business risks and uncertainties that could cause actual results to differ materially from those projected or anticipated. These risks include the risks described in “Item 1A — Risk Factors” below. We do not undertake any obligation to update this forward-looking information, except as required under applicable law.

PART I

ITEM 1.  BUSINESS.

Corporate History

We were incorporated on February 1, 2008, under the laws of the State of Nevada under the name Auto Search Cars, Inc.  On February 8, 2010, we entered into a merger agreement (as amended on July 29, 2010, the “Merger Agreement”) by and among Auto Search Cars, Inc., Auto Search Cars Acquisition Corp., a Delaware Corporation (“Acquisition Corp.”), and Curaxis Pharmaceutical Corporation, a corporation incorporated in Delaware on February 27, 2001 (“Curaxis”) (the “Merger”).

On July 29, 2010 (the “Closing Date”), pursuant to the Merger Agreement, (i) the common stock of Curaxis (the “Curaxis Common Stock”) became no longer outstanding and existing, and was cancelled and retired, and (ii) each holder of Curaxis Common Stock ceased to have any rights with respect to their shares of Curaxis Common Stock, except the right to receive shares of our common stock.  Each holder of Curaxis Common Stock received one (1) share of Auto Search common stock for each share of Curaxis Common Stock they own immediately prior to completion of the Merger.  Each share of the Auto Search Common Stock issued to the Curaxis stockholders pursuant to the Merger Agreement was restricted from trading or resale for a period of one (1) year commencing at the effective date of the Merger. Such restriction did not apply to Auto Search Common Stock issued in exchange for shares of Curaxis Common Stock issued in Curaxis' Bridge Financing (as defined in the Merger Agreement). Auto Search stockholders continued to own their existing shares, which were not affected by the Merger.

On the Closing Date, Curaxis and Acquisition Corp. merged with and into one another, with the surviving corporation being Curaxis. Simultaneously with the filing of a Certificate of Merger with the State of Delaware, Curaxis amended its Certificate of Incorporation in order to change its name to Curaxis Pharma Corp.  On the Closing Date, Curaxis Pharma Corp. became our subsidiary.

On July 30, 2010, we entered into an agreement and plan of merger with Curaxis Pharmaceutical Corporation, a Nevada corporation formed solely for the purpose of a name change (the “Short-Form Merger”).  Pursuant to the Short-Form Merger, we changed our name to Curaxis Pharmaceutical Corporation.

As the result of the Merger, we acquired Curaxis Pharmaceutical Corporation.  Curaxis was incorporated on February 27, 2001, under the laws of the State of Delaware.

Curaxis is an emerging specialty pharmaceutical company with a hormone drug product candidate for the treatment of Alzheimer’s disease and multiple cancers.  Its therapeutic platform is based on the hypothesis that many diseases of aging may be caused by age-related changes in the function of the hypothalamic-pituitary-gonadal (HPG) axis. The HPG axis is a hormonal endocrine feedback loop that controls development, reproduction and aging in animals.  This drug development platform is built on the premise that hormones associated with this feedback loop are beneficial early in life, when they promote growth and development, but are harmful later in life when the mechanism for feedback is compromised, thereby leading to disease processes, including pathologies associated with Alzheimer’s disease and various cancers. Curaxis believed that its discovery of similar hormonal signaling mechanisms at the cellular level in brain tissue from Alzheimer’s patients and in multiple tumors would enable it to develop significant new treatments for Alzheimer’s disease as well as many cancers.

Curaxis is a development stage company and has not yet received FDA approval for any of its products; and (ii) generated any commercial revenue through the sale of its products.

Curaxis’ lead product candidate is a hormone for the treatment of Alzheimer’s disease.  It had previously conducted several clinical trials for this indication, the most recent of which it were forced to terminate in 2006 due to financial constraints. Since terminating those trials, it had been unable to advance the clinical development of its Alzheimer’s disease candidate due to a lack of financial resources. We anticipate that we will be able to raise the funds necessary to restart the clinical development of Curaxis’ Alzheimer’s disease candidate, but there can be no assurance that we will be able to do so.

Our Alzheimer’s Disease Program

Leuprolide acetate, a hormone analogue of naturally occurring gonadotropin-releasing hormone (GnRH), has been widely used over the past twenty years for the treatment of a number of hormone-related disorders, most notably prostate cancer and endometriosis and precocious puberty, and has a well-established safety profile.  Curaxis has conducted extensive pre-clinical and clinical studies exploring the use of leuprolide acetate for the treatment of Alzheimer’s disease in mild-to-moderate patients.  The results to date are encouraging and point especially to a potentially significant new treatment for women with Alzheimer’s disease.  Women represent approximately two-thirds of Alzheimer’s patients.  However, our ability to conduct further clinical development of Curaxis’ Alzheimer’s disease candidate will be dependent on our ability to raise the funds required to pay for such further clinical development activities. While our management believes that, following the Merger, we will be able to do so, there can be no assurance that we will be successful in raising any such funds subsequent to the Merger.

Men present greater challenges in the use of leuprolide to treat Alzheimer’s disease because leuprolide suppresses their production of testosterone, which could necessitate patient self-administration of supplemental testosterone and which can lead to wide swings in testosterone blood serum levels.  Therefore, in the near-term, we plan to concentrate our development efforts on the use of leuprolide acetate to treat women, although we will continue our efforts to better understand mechanisms that might lead to optimum outcomes in men.

Alzheimer’s Disease

Background and Demographics

Alzheimer’s disease is named after Dr. Alois Alzheimer, a German physician, who first described the disease in 1906. Alzheimer’s disease is a progressive, degenerative and ultimately terminal brain disorder that gradually destroys a person’s memory and ability to learn, reason, make judgments, communicate and carry out daily activities. Alzheimer’s disease patients may also experience changes in personality and behavior, such as anxiety, suspiciousness and agitation, as well as delusions or hallucinations as the disease progresses. Alzheimer’s disease is invariably associated with, and defined by, the loss of connections between, and the death of, neurons, as well as deposits of the beta amyloid protein into plaques and the formation of neurofibrillary tangles (consisting of tau protein) in the brain. Existing approved therapies treat the symptoms of some patients with Alzheimer’s disease by temporarily enhancing a patient’s cognitive function and general behavior for a period of time; however, there is no existing treatment that stops or materially slows Alzheimer’s disease progression. Unless the patient first succumbs to some other disease, Alzheimer’s disease eventually leads to the patient’s total incapacitation and ultimately to death.Alzheimer’s disease is an age-related disease. The Alzheimer’s Association estimates that 13% of all individuals over the age of 65 suffer from Alzheimer’s disease and that nearly 50% of all individuals who reach age 85 suffer from Alzheimer’s disease. According to the 2009 World Alzheimer Report by Alzheimer’s Disease International, an international coalition of national Alzheimer’s organizations, 35 million people worldwide suffer from Alzheimer’s disease, including an estimated 5.3 million in the United States, and the number of people with Alzheimer’s is expected to nearly double every 20 years, to 65.7 million in 2030 and 115.4 million in 2050. The Alzheimer’s Association estimates that approximately 450,000 new cases of Alzheimer’s disease are diagnosed annually in the United States. More women suffer from Alzheimer’s disease than do men.  Alzheimer’s disease onset has been reported in Down’s syndrome individuals aged as young as 30, with a dramatic increase in prevalence with aging.

The Alzheimer’s Association reports that Alzheimer’s disease patients live an average of eight years, with many patients living as much as 20 years, from the initial onset of symptoms. Direct and indirect annual costs of caring for individuals with Alzheimer’s disease in the United States are at least $140 billion, according to estimates used by the Alzheimer’s Association and the National Institute on Aging. The Alzheimer’s Association estimates the average lifetime cost of care for an individual with Alzheimer’s disease in the United States to be approximately $174,000 and have predicted that the costs associated with caring for Alzheimer’s patients will increase dramatically as the population, on average, becomes older.

Current Scientific Theories

Curaxis’ LH Hypothesis

Based upon Curaxis’ pre-clinical and clinical studies, we believe that inappropriately elevated levels of pituitary hormones produced in response to normal aging may be important in promoting the development of Alzheimer’s disease.  At the time of menopause in females, when estrogen production by the ovaries falls precipitously, gonadotropins (luteinizing hormone (LH) and follicle-stimulating hormone (FSH)) become elevated.  In aging males, testosterone production by the testes drops about one percent per year, leading to a more gradual increase in gonadotropins over time.  Our preclinical research suggests that LH, which is released by the pituitary gland, is associated with many of the pathologies currently being researched in Alzheimer’s disease, including amyloid beta deposition which leads to formation of plaques in the brain tissue, tau phosphorylation (addition of phosphate groups to tau protein) which leads to formation of neurofibrillary tangles inside neurons, abnormal cell division, oxidative stress, and inflammation.  We believe that elevated levels of LH that are known to occur with aging contribute to many of these pathological changes, ultimately resulting in cognitive decline and Alzheimer’s disease.  We refer to the hypothesis that links LH to the development of Alzheimer’s disease as the LH Hypothesis.

Our lead product candidate, VP4896, is designed to dramatically reduce levels of LH in the bloodstream and in brain tissue through administration of a long-term, controlled release dose of leuprolide acetate, which suppresses LH production. We hold an issued United States patent with claims directed to the treatment of Alzheimer’s disease by administering any agent, including leuprolide acetate that reduces or eliminates serum levels of gonadotropins.  In Curaxis’ Phase I trial, trial 105, its proprietary dosage form of leuprolide acetate, VP4896, has been demonstrated to dramatically suppress or eliminate LH levels in the serum of healthy male and female subjects.

The following summarizes the prominent hypotheses regarding the cause of Alzheimer’s disease and provides an overview of evidence we have that links the LH Hypothesis to each of these hypotheses.

Beta Amyloid Hypothesis

There are several hypotheses regarding the cause of Alzheimer’s disease, the predominant one being the beta amyloid hypothesis. The assumption behind this hypothesis is that amyloid beta protein, which makes up the plaques present in the brains of Alzheimer’s disease patients, is toxic and is the causative agent of the disease. The generally accepted view is that inhibiting the production of, and enhancing the clearance of, amyloid beta protein would reduce the formation of and possibly eliminate amyloid plaques that might be toxic to neurons, therefore preventing or treating Alzheimer’s disease. Based on this hypothesis, many companies have designed therapies to suppress or eliminate amyloid beta protein in order to affect the rate of progression of Alzheimer’s disease.  Research based on the beta amyloid hypothesis has been ongoing for two decades without yielding any approved therapies to date.

While we do not specifically target amyloid beta elimination, we have evidence that links leuprolide acetate treatment in animal models to significant reductions in amyloid beta concentrations, and more importantly to a decreased rate of cognitive decline.

In a paper published in the Journal of Biological Chemistry in May 2004, Curaxis showed that leuprolide treatment of normal mice significantly reduced the concentrations of brain amyloid beta (1-42) by 71% after four weeks, and amyloid beta (1-40) by 40% after eight weeks.   Amyloid beta (1-42) and (1-40) are different segments of amyloid present in the brain, with amyloid beta (1-42) representing a more toxic form of the protein (Luteinizing hormone, a reproductive regulator that modulates the processing of amyloid-beta precursor protein and amyloid-beta deposition).

In a paper published in Biochemica Biphysica Acta in April 2006, Curaxis showed that leuprolide, when given to mice with Alzheimer’s-like disease, significantly reduced concentrations of brain amyloid beta, and resulted in stabilized, and in some cases, improved cognition when leuprolide treated mice were compared to those which received placebo.  (Luteinizing hormone modulates cognition and amyloid-ß deposition in Alzheimer APP transgenic mice.

Tau Hypothesis

Another prominent theory is the Tau Hypothesis.  Tau proteins contribute to the internal structural architecture of neurons.  In Alzheimer’s disease, tau proteins gain unusually high levels of phosphate groups (become phosphorylated) and a portion of the protein is apparently sliced off to create protein fragments.  These altered tau protein fragments lose their ability to function normally and stick together in structures called neurofibrillary tangles which form within the neuron and are thought to be neurotoxic.  These tangles, together with plaques formed by amyloid beta, are the primary hallmarks of Alzheimer’s disease found in the brains of Alzheimer’s disease patients when autopsied.

While we do not target the reduction of neurofibrillary tangles, we have evidence that LH, which is suppressed by VP4896, actively and rapidly induces the phosphorylation of tau proteins and may therefore be one of the causative agents for tangle formation.  We have evidence from laboratory experiments that LH treatment of neuroblastoma cell lines results in increased phosphorylation of tau protein, whereas leuprolide acetate reduces the levels and slows the kinetics of tau phosphorylation.

Abnormal Cell Division Hypothesis

Another hypothesis, called the cell cycle hypothesis, proposes that neurological and biochemical changes associated with Alzheimer’s disease are caused by the abnormal re-entry of brain cells into the cell division cycle, a process by which one cell replicates itself and divides into two cells.  In general, it is thought that adult brain cells have lost the ability to successfully divide.  Thus, this hypothesis suggests that when adult brain cells are stimulated to divide, the neurological changes seen in Alzheimer’s disease result.  The proponents of this hypothesis believe that instead of successfully completing cell division, these brain cells die, and this brain cell death is believed to produce the clinical deficits observed in Alzheimer’s disease patients.  We have evidence from laboratory experiments that LH treatment of glioblastoma and neuroblastoma cells in culture causes increased cell division that can subsequently be prevented by concomitant treatment with leuprolide acetate.

Oxidative Stress

Oxidative stress results from the production of toxic chemical by-products that arise from normal cellular metabolism and has also been implicated and studied as a potential cause of Alzheimer’s disease.  These toxic by-products may cause direct damage to cells or may induce genetic mutations or DNA damage.  With respect to the LH hypothesis, treatment of a neuronal cell line with LH in vitro has produced preliminary data that suggests that LH may inhibit enzymes that are essential to the body’s management of oxidative stress.  In other words, LH may enhance oxidative stress and the elimination of LH might reduce the impact of oxidative stress on cells.

Inflammation

Inflammation, which is a normal physiological reaction to infection, can sometimes produce damage.  Autoimmune diseases such as rheumatoid arthritis and multiple sclerosis are examples of undesirable and uncontrolled inflammatory events.  Inflammation has been implicated as a possible cause of Alzheimer’s disease and it has been suggested that reducing chronic inflammation might provide benefit.  Several anti-inflammatory therapies, including drugs as common as Ibuprofen, have been clinically tested for their ability to benefit Alzheimer’s patients.  To date, anti-inflammatory therapies have not proven successful.  With respect to the LH hypothesis, laboratory data suggests that LH promotes the production of growth factors (cytokines) that enhance or magnify the inflammatory response and LH may, therefore, contribute to Alzheimer’s disease by exacerbating inflammatory processes in the brain.

LH Hypothesis – The Human Reproductive Hormone Feedback Loop

Most biochemical processes in the body are tightly regulated and are subject to both positive and negative feedback.  Positive feedback promotes a certain reaction, such as the synthesis of a hormone, while negative feedback inhibits a reaction or event.  The concentration of certain hormones secreted by a region of the brain called the hypothalamus, the pituitary gland and the gonads is regulated by a feedback loop that has both positive and negative feedback components. The loop is initiated when the hypothalamus releases gonadotropin-releasing hormone, or GnRH.  GnRH then stimulates the pituitary to secrete the two gonadotropins—LH and FSH.  The gonadotropins bind to receptors on the gonads, the ovaries in females and the testicles in males, and stimulate the gonads to produce the sex steroid hormones, estrogen and testosterone.

Once the hypothalamus senses that the sex steroid hormones are at an acceptable level, it reduces the release of GnRH.  The reduced level of GnRH provides feedback to the pituitary gland to reduce the secretion of gonadotropins, resulting in reduced gonadotropin levels.  Reduced gonadotropin levels then provide feedback to the gonads to reduce the production of the sex steroid hormones.  Once the hypothalamus senses the sex steroid hormones dropping below a particular level, the hypothalamus increases the release of GnRH, which re-initiates the hormonal feedback loop and the production of the two gonadotropins.

Our Scientific Approach

Our scientific approach is based on the observation that many diseases of aging may be caused by the age-related changes in levels of reproductive hormones that are secreted by the hypothalamus, the pituitary gland and the gonads.  This approach is built on the premise that these hormones are beneficial early in life, because they regulate and promote development and growth through cell division and differentiation in order to achieve reproduction, but are harmful later in life because they become unregulated and cause abnormal processes including pathologies associated with AD.  We believe that this change in hormone levels is a primary cause of many age-related diseases, including Alzheimer’s disease and various cancers.

We believe that the gonadotropin LH is an important and pivotal cause of Alzheimer’s disease.  Our research suggests that LH serves as the catalyst that potentially leads to increased production of amyloid beta protein, drives changes in tau protein that may lead to formation of neurofibrillary tangles, and possibly impacts other factors such as oxidative stress and inflammation which, in total, lead to the cognitive decline associated with Alzheimer’s disease.  We base these beliefs on both experimental evidence and scientific observations, principally resulting from Curaxis’ work and the work of our consultants.

Preclinical Support for the Combined Treatment of Leuprolide Acetate and Acetylcholinesterase Inhibitors in Alzheimer’s Disease

Curaxis’ Phase II proof of concept study in female patients with mild-to-moderate Alzheimer’s disease demonstrated efficacy of 22.5 mg Lupron Depot™ when administered together with acetylcholinesterase inhibitors (AChEIs), as assessed by the ADAS-cog, ADCS-CGIC and ADCS-ADL outcome measures, when compared to patients receiving AChEIs alone.  Administration of AChEIs is the current standard of care for Alzheimer’s patients.  AChEIs inhibit the enzymatic activity of acetylcholinesterase, thereby increasing levels of the neurotransmitter acetylcholine.  As the positive effect of leuprolide acetate plus AChEIs was an unexpected clinical result, subsequent pre-clinical work has focused on understanding the potential interaction between the LH and acetylcholine biological signaling pathways in neurons.  In an attempt to better understand the mechanism of action or potential functional overlap between GnRH analogues and AChEIs, cell culture studies were performed to explore the role of AChEIs in modulation of the hypothalamic-pituitary-gonadal (HPG) axis of hormones and receptors, using brain cancer cells.  Curaxis’ findings in these studies demonstrate that an AChEI can modulate HPG axis genes and may support the clinical findings that the two drugs together provide more benefit than either drug alone.  A patent application detailing the use of GnRH analogues in combination with AChEIs or NMDA receptor antagonists to treat Alzheimer’s disease and mild cognitive impairment is pending in the United States, Europe and other countries.

Limitations of Current Alzheimer’s Disease Therapies

There are currently five drugs approved for the treatment of Alzheimer’s disease in the United States:

•	Aricept, marketed by Pfizer, Inc. and Eisai Company, Ltd.;

•	Exelon, marketed by Novartis AG;

•	Reminyl, also known as Razadyne, marketed by Shire Pharmaceuticals Group plc and Janssen Pharmaceutical Products, LP;

•	Cognex, marketed by Sciele Pharmaceuticals Corp.; and

•	Namenda, marketed by Forest Pharmaceuticals, Inc.

The first four of these drugs are acetylcholinesterase inhibitors or AChEIs; the fifth is an N-methyl-D-asparate or NMDA receptor antagonist.  These drugs target the symptoms of Alzheimer’s disease by enhancing some patients’ cognitive function and general behavior, but generally are not thought to slow progression of the disease.

Our Solution: Memryte

Memryte (generic name: VP4896) is a proprietary, small, biodegradable implant comprised of leuprolide acetate and a polymer (synthetic compound).  Each implant is approximately 1.5 millimeters in diameter and 3.0 centimeters in length.  Memryte is designed to provide controlled, long-term, sustained release of leuprolide acetate.  The polymer in Memryte is similar to the material in resorbable surgical stitches and degrades in the body.  As a result, and in contrast to some other types of implantable drug delivery devices, surgical removal is not required.  Memryte implants are inserted subcutaneously through a needle in the fleshy region on the side of the patient’s abdomen.  The procedure is conducted in a physician’s office using a local anesthetic and takes approximately ten minutes.  Administration of leuprolide acetate using the Memryte implant has been demonstrated in our Phase I ALADDIN 105 trial to minimize an initial dosage peak and provide a steady leuprolide acetate level throughout the two-month dosing period.

Curaxis administered an injectable formulation of leuprolide acetate in its two Phase II dose-ranging clinical trials for Alzheimer’s disease while it was developing Memryte.  Leuprolide acetate has been marketed for almost two decades, primarily as a treatment for advanced prostate cancer.  It is also approved for use in other hormone-related conditions, such as endometriosis and anemia caused by uterine fibroids in women, and precocious puberty in children.  It is administered for these indications by intramuscular injection.  The safety profile of leuprolide acetate has been well established over many years.  The most common side effects are similar to those seen with menopause and surgical castration, such as hot flashes and osteoporosis.  Since all of the women who enter our trials are post-menopausal, these side effects should be nominal.  As a raw material, leuprolide acetate is available from a number of manufacturers.

Clinical Trials

Curaxis previously conducted several clinical studies to test leuprolide acetate and VP4896 for the treatment of mild to moderate Alzheimer’s disease. It branded its clinical trial program as “Antigonadotropin-Leuprolide in Alzheimer’s Disease Drug Investigation,” for which it used the acronym ALADDIN. Curaxis’ clinical program includes: a completed Phase I safety and pharmacokinetic study of VP4896, ALADDIN 105; and three Phase II clinical trials, two of which used an injectable formulation of leuprolide acetate and one of which used the proprietary implant, VP4896, which Curaxis was forced to terminate in 2006 due to financial constraints. Since terminating those trials, Curaxis had been unable to advance the clinical development of its Alzheimer’s disease candidate due to a lack of financial resources. As the result of the Merger, we anticipate that we will be able to raise the funds necessary to restart the clinical development of the Alzheimer’s disease candidate, but there can be no assurance that we will be able to do so.

These clinical trials are summarized in the following table:

Trial Name / Clinical Phase	Enrollment Criteria	Number of Clinical Sites	Number of Participants	Trial Duration	Status
ALADDIN 301 / Phase II	Men and women aged 60 years or older with mild to moderate Alzheimer’s disease; patients were required to receive AChEIs during and for at least 120 days prior to trial	62 in the United States and Canada	612 recruited, 370 included in data set due to discontinuation	56 weeks	Discontinued on October 18, 2006. Approximately 369 patients at 24 weeks, 193 patients at 32/34 weeks and 89 patients at 40 weeks

ALADDIN I / 103 Phase II	Women aged 65 years or older with mild to moderate Alzheimer’s disease; patients were allowed, but not required, to receive AChEIs during and prior to trial	5 in the United States	108	48 weeks	Completed

ALADDIN II / 104 Phase II	Men aged 65 years or older with mild to moderate Alzheimer’s disease; patients were allowed, but not required, to receive AChEIs during and prior to trial	17 in the United States	119	48 weeks	Completed

ALADDIN 105 / Phase I	Healthy women aged 45 to 70 years and men aged 50 to 70 years	1 in the United States	50	24 weeks	Completed

We employ a variety of clinically validated and FDA accepted efficacy measurements in our Alzheimer’s disease clinical trials. These include:

•
The Alzheimer’s Disease Assessment Scale-Cognitive Subscale, or ADAS-cog.  ADAS-cog is a test of memory and cognition that is designed to measure changes in Alzheimer’s disease subjects that might occur in response to a pharmacological intervention, or the action of a given drug. An increasing score on this measure (over time, compared to the baseline score) indicates cognitive decline, while a decreasing score (over time, compared to the baseline score) indicates cognitive improvement;

•
The Alzheimer’s Disease Cooperative Study-Clinical Global Impression of Change, or ADCS-CGIC.  ADCS-CGIC is a global measure of a subject’s change in condition from baseline in Alzheimer’s disease. The score is based on information gained from interviews with the subject and the subject’s caregiver; and

•
Alzheimer’s Disease Cooperative Study-Activities of Daily Living Inventory, or ADCS-ADL.  ADCS-ADL is a comprehensive rating scale designed to measure a subject’s capacity to perform activities of daily living, including ability to eat, dress, bathe, telephone, travel, shop and perform other household chores. The score is based on interviews of the subject’s caregiver. An increasing score on this measure  (over time, compared to the baseline score) indicates additional capacity to perform activities of daily living, while a decreasing score indicates less capacity.

The ADAS-cog, the ADCS-CGIC and the ADCS-ADL are recognized by the FDA and regulatory agencies outside the United States as the most commonly used assessments for endpoints in Alzheimer’s disease clinical trials. To minimize the side effects associated with the loss of testosterone due to leuprolide acetate therapy, male subjects who received leuprolide acetate in these clinical trials also received testosterone on a daily basis in the form of a gel applied to the skin. To prevent the patients or the study personnel from learning of the treatment assignment, male subjects randomly assigned to placebo received a placebo gel on a daily basis. Since women with Alzheimer’s disease are post-menopausal and are no longer producing much estrogen, side effects associated with the loss of estrogen are minimal and do not require hormonal supplementation.

The intent-to-treat population in these trials consists of participants who received at least one dose of randomized drug and who had at least one assessment beyond baseline of at least one primary efficacy variable.  For data analysis purposes, an intent-to-treat analysis is based on the initial treatment intent, not on the treatment eventually administered, and is intended to reduce data artifacts.  For patients who do not complete the trial, the last assessment taken is carried forward to each of the subsequent assessment time points and is used in the final analysis data set.  These data points are referred to as last observations carried forward (LOCF).

In general, the results of Curaxis’ Phase II dose-ranging studies in women were encouraging and pointed to a potentially significant new treatment for women with Alzheimer’s disease.  The results in men have been less encouraging, in part because a number of men on placebo unexpectedly performed at or above baseline during the trials. Therefore, for the short-and medium-term, we plan to concentrate our development efforts on the use of leuprolide acetate to treat women, although we will continue our efforts to better understand mechanisms that might lead to improved outcomes in men.

Phase II / ALADDIN I

Curaxis has completed a randomized, double-blind, placebo-controlled, dose-ranging, 48-week, Phase II clinical trial to assess the efficacy and safety of an injectable formulation of leuprolide acetate on cognitive and global function in women with mild to moderate Alzheimer’s disease.  We call this clinical trial ALADDIN I or trial 103. The trial was conducted at five investigative study sites in the United States. Women aged 65 or older with mild to moderate Alzheimer’s disease were eligible to participate in the trial. Patients were allowed to receive AChEIs during the trial if they began taking this medication at least 90 days prior to the trial and continued a stable dose throughout the trial.

A total of 109 women were enrolled in this study, 108 of which were included in the intent-to-treat population and assigned to one of three groups comprised of 36 participants each:

•	a low dose leuprolide acetate group; 11.25 mg of leuprolide every 12 weeks;

•	a high dose leuprolide acetate group; 22.5 mg of leuprolide every 12 weeks; and

•	a placebo group.

Each participant was administered an injection of leuprolide acetate or placebo (saline) once every 12 weeks during the trial. The primary efficacy endpoints of the trial were patient scores on the ADAS-cog and the ADCS-CGIC at 48 weeks compared to baseline. There were various secondary efficacy endpoints, including patient scores on the ADCS-ADL at 48 weeks compared to baseline. There was a trend at week 48 in favor of the high dose leuprolide acetate group in this Phase II trial, indicating a relative stabilization of the disease compared to the placebo group. However, Curaxis did not achieve the primary efficacy endpoints or any of the secondary efficacy endpoints in this trial with statistical significance.

In accordance with the written statistical analysis plan Curaxis had previously adopted for ALADDIN I, it also performed an analysis of 78 patients in the intent-to-treat population who were taking AChEIs, comparing results for the group of 24 patients treated with AChEIs plus the high dose of leuprolide acetate used in the study and the group of 28 patients treated with AChEIs plus the 11.25 mg dose of leuprolide acetate against the results for a group of 26 patients who were treated with AChEIs and received placebo in the study. The results for the group that received an AChEI plus the 11.25 mg dose of leuprolide acetate were not statistically significantly different from the results for the group that received an AChEI plus placebo.

As described below, the group that received the 22.5 mg dose of leuprolide acetate plus an AChEI demonstrated a benefit in comparison to the group that received an AChEI plus placebo. In addition, on each of the seven occasions during the 48-week study at which Curaxis assessed these two groups, the mean score of the 22.5 mg dose of leuprolide acetate plus AChEI group was more favorable than the mean score of the placebo plus AChEI group on each of the ADAS-cog, ADCS-CGIC and ADCS-ADL measures.

Statistical significance is measured by a p-value, which is a mathematical calculation used to determine the likelihood that the measured result was obtained by chance.  A p-value of 0.05 means that the probability that the result occurred by chance is one in twenty. A low p-value indicates a greater likelihood that the observed result did not occur by chance, and therefore implies greater statistical significance.

For purposes of this subgroup analysis of the results of our ALADDIN I trial, Curaxis calculated p-values in two different ways. First it calculated unadjusted p-values, which indicate statistical significance as if this subgroup analysis had been a primary efficacy endpoint. However, because it performed several comparisons, it was required to adjust the p-values of the results to account for multiple statistical comparisons. This was done by using what is referred to as the Bonferroni correction, which applies an estimated statistical penalty to account for the number of comparisons made.

In this subgroup analysis, the mean ADAS-cog score in the group receiving the 22.5 mg dose of leuprolide acetate and an AChEI worsened by 0.18 points at week 48 from baseline compared to a mean worsening of 3.30 points in the group receiving placebo and an AChEI. The p-value for this difference was 0.026 on an unadjusted basis and 0.078 on an adjusted basis.

In the ADCS-CGIC analysis, 58% of the subgroup receiving the 22.5 mg dose of leuprolide acetate and an AChEI scored no change or better at week 48 in comparison with baseline versus 38% of the subgroup receiving placebo and an AChEI. The p-value for this difference was 0.031 on an unadjusted basis and 0.093 on an adjusted basis.

The mean ADCS-ADL score in the subgroup receiving the 22.5 mg dose of leuprolide acetate and an AChEI declined 0.54 points at week 48 from baseline compared to a mean decline of 6.85 points in the subgroup receiving placebo and an AChEI. The p-value for this difference was 0.015 on an unadjusted basis and 0.044 on an adjusted basis.

The following graphs summarize the results of this subgroup analysis.

ALADDIN 301

In August 2006, Curaxis completed enrollment in ALADDIN 301, the first of its two randomized, double-blind, placebo-controlled, 56-week, Phase III clinical trials of the VP4896 implant for the treatment of mild to moderate Alzheimer’s disease as adjunctive (combination) therapy to AChEIs. Men and women aged 60 or older who had been diagnosed with mild to moderate Alzheimer’s disease were eligible to participate in the trials. One of the trial inclusion criteria was that all subjects shall have been on an AChEI for at least 120 days prior to baseline and continue to receive that AChEI throughout the trial.

The protocol provided for study participants to be randomly assigned to VP4896 or placebo in a ratio of three to two (3:2). VP4896 or placebo was administered every eight weeks in the form of a subcutaneous implant. Each participant received two implants on each occasion. The dosage level from the two implants was approximately equal to the high dose of leuprolide acetate being administered in ALADDIN II and 150% of the high dose in ALADDIN I. Curaxis method of administration in these trials was different from its ALADDIN I and ALADDIN II clinical trials, in which leuprolide acetate was administered by injection at 12-week intervals over a 48-week period.

The primary evaluation of the efficacy of VP4896 in the treatment of mild to moderate Alzheimer’s disease was measured by the difference from placebo in the scores on ADAS-cog and ADCS-CGIC compared to baseline. Secondary efficacy endpoints in each trial were to assess the efficacy of VP4896 compared to placebo as measured by change from baseline in a variety of other commonly used Alzheimer’s disease measurements, including ADCS-ADL, at 50 weeks.

In October 2006, Curaxis discontinued this trial due to financial constraints and converted it to a Phase II trial. At the time this trial was terminated, approximately 625 patients had been enrolled at 62 sites in the United States and Canada. After this discontinuation, Curaxis had approximately 369 patients who had received their 24 week assessment, approximately 193 patients who had received their 32/34 week assessment, and approximately 89 patients who had received their 40 week assessment.

In May 2007, in accordance with the written statistical analysis plan Curaxis had previously adopted for the trial, it completed an  analysis of the results of ALADDIN 301 for (1) men and women as a single group and (2) for women separately, for participants who reached their 24, 32/34 or 40 week assessments. The analysis of the combined group of men and women showed no significant differences in favor of the group that received VP4896, in part because a number of men on placebo unexpectedly performed at or above baseline during the trials. However, the results in women who received VP4896 supported the efficacy signal in women that was demonstrated in ALADDIN 103. The following graphs reflect the results of the analysis for women in ALADDIN 301.

Female patients with ADAS-cog baseline scores that were considered to be extreme observations (too low or too high) were removed from the analysis (10 patients were removed from both groups; placebo and VP4896).  Average (mean) ADAS-cog scores (changes from baseline scores) were plotted and the numbers of patients included at each time point are given.  The graph above includes the observed cases (patients that actually had an assessment at the specified visits) at 24, 32/34 and 40 weeks.  VP4896-treated females demonstrated better ADAS-cog scores at 24 and 32/34 weeks, compared to placebo females.

Female patients with ADAS-cog baseline scores that were considered to be extreme observations (too low or too high) were removed from the analysis (10 patients were removed from both groups; placebo and VP4896).  Average (mean) ADAS-cog scores (changes from baseline scores) were plotted and the numbers of patients included at each time point are given.  The graph above includes the last-observation-carried-forward (LOCF) cases at 24, 32/34 and 40 weeks, i.e., all of the females completed through week 24 and if they discontinued after weeks 24 or 32/34, their scores are included in the 40 week data point.  VP4896-treated females demonstrated better ADAS-cog scores at 24, 32/34 and 40 weeks, compared to placebo females.

Female patients with ADAS-cog baseline scores that were considered to be extreme observations (too low or too high) were removed from the analysis (10 patients were removed from both groups; placebo and VP4896).

Female patients with ADAS-cog baseline scores that were considered to be extreme observations (too low or too high) were removed from the analysis (10 patients were removed from both groups; placebo and VP4896).  Average (mean) clinical global impression of change (CGIC) scores were plotted and the numbers of patients included at each time point are given.  The bars represent the percent of females that were scored as unchanged or better at each time point.  The graph above includes the last-observation-carried-forward (LOCF) cases at 24, 32/34 and 40 weeks, i.e., all of the females completed through week 24 and if they discontinued after weeks 24 or 32/34, their scores are included in the 40 week data point.  VP4896-treated females demonstrated better CGIC scores at 32/34 weeks, compared to placebo females.

Female patients with ADAS-cog baseline scores that were considered to be extreme observations (too low or too high) were removed from the analysis (10 patients were removed from both groups; placebo and VP4896).  Average (mean) ADCS-ADL scores (changes from baseline scores) were plotted and the numbers of patients included at each time point are given.  The graph above includes the observed cases (patients that actually had assessments at the specified visits) at 24, 32/34 and 40 weeks.  VP4896-treated females demonstrated better ADL scores at 24, 32/34 and 40 weeks, compared to placebo females.

Female patients with ADAS-cog baseline scores that were considered to be extreme observations (too low or too high) were removed from the analysis (10 patients were removed from both groups, placebo and VP4896).  Average (mean) ADCS-ADL change from baseline scores were plotted and the numbers of patients included at each time point are given.  The graph above includes the last-observation-carried-forward (LOCF) cases at 24, 32/34 and 40 weeks, i.e., all of the females completed through week 24 and if they discontinued after weeks 24 or 32/34, their scores are included in the 40 week data point.  VP4896-treated females demonstrated better ADL scores at 24, 32/34 and 40 weeks, compared to placebo females.

ALADDIN II

Curaxis had completed a randomized, double-blind, placebo controlled, dose-ranging, 48-week, Phase II clinical trial, ALADDIN II, to assess the efficacy and safety of an injectable formulation of leuprolide acetate on cognitive and global function in men with mild to moderate Alzheimer’s disease. It called this clinical trial ALADDIN II or trial 104. The trial was conducted at 17 investigative study sites in the United States. Men aged 65 or older with mild to moderate Alzheimer’s disease were eligible to participate in the trial. Patients were allowed to receive AChEIs during the trial if they began taking this medication at least 60 days prior to the trial and continued a stable dose throughout the trial.

A total of 119 men were enrolled in this study and were included in the intent-to-treat population and assigned to one of three groups comprised of:

•	a low dose leuprolide acetate group; 22.5 mg of leuprolide per 12 weeks; 39 men

•	a high dose leuprolide acetate group; 33.75 mg of leuprolide per 12 weeks; 42 men and

•	a placebo group; 38 men.

Each participant was administered an injection of leuprolide acetate or placebo (saline) once every 12 weeks during the trial. The primary efficacy endpoints of the trial were a patient’s score on the ADAS-cog and the ADCS-CGIC at 48 weeks compared to baseline. There were various secondary efficacy endpoints, including a patient’s score on the ADCS-ADL at 48 weeks compared to baseline. The low and high doses of leuprolide acetate produced very similar results. Curaxis did not achieve the primary efficacy endpoints or any of the secondary efficacy endpoints in this trial with statistical significance.  The p values for the endpoints in this trial were 0.729 for ADAS-cog, 0.530 for ADCS-CGIC and 0.232 for ADCS-ADL.

Curaxis analyzed data from patients receiving either 22.5 mg or 33.75 mg doses of leuprolide acetate in conjunction with AChEIs and compared those to placebo (saline) patients also receiving AChEIs.  There was a small but not statistically significant signal on the ADAS-cog in favor of both leuprolide treatment groups at week 48.  Curaxis did not achieve its primary or secondary statistical endpoints for either group.Results on the ADCS-CGIC rating demonstrated that 44% of the men who received 22.5 mg of leuprolide acetate plus AChEIs, and 47% of the men who received 33.75 mg of leuprolide acetate plus AChEIs, were either improved or showed no change compared to 31% of the men who received placebo plus AChEIs.  The p-value for this difference was 0.18 on an adjusted basis.

In the ALADDIN II study, leuprolide acetate administered as an injection was well tolerated at both dose levels without any evidence of a dose-related increase in adverse events.  The safety profile in ALADDIN II was similar to that of ALADDIN I.

Phase I / ALADDIN 105

Curaxis had completed a Phase I single center, randomized, double-blind, placebo-controlled, multiple-dose and formulation comparison study of VP4896. It enrolled 50 healthy volunteers in this study consisting of post-menopausal women aged 45 to 70 years and men between the ages of 50 and 70 years. The primary objective of this trial was to determine the safety and tolerability of VP4896 implants at various dose combinations monitored over a period of 24 weeks. Secondary objectives were to study the pharmacokinetics (the processes by which a drug is absorbed, distributed, metabolized and eliminated by the body) of VP4896 implants over a period of up to 48 weeks and to compare the pharmacokinetic profile of a single administration of a VP4896 implant with the pharmacokinetic profile of a single administration of one-month leuprolide acetate by injection over a period of eight weeks.

The implants provided a relatively constant systemic release of leuprolide acetate over an eight-week dosing interval. Following the first 24 hours of dosing, steady concentrations of the drug were established, rising slowly to a peak that occurred at approximately four weeks and, thereafter, declining slowly to the end of the eight-week dosing period to a level similar to the level at the end of 24 hours.

There were no serious adverse events reported in this trial. All safety events in this trial believed to be related to leuprolide acetate were consistent with those listed in the package insert for leuprolide acetate’s approved indications. Some patients experienced minor bruising or irritation as a result of the implant procedure that resolved within two weeks.

Planned Phase IIb Study

The next step in the clinical development plan is a Phase IIb study in approximately 200-250 women. The purpose of this study is to confirm the efficacy results Curaxis attained in women in our ALADDIN I and ALADDIN 301 clinical trials and provide a foundation for determining the size and duration of Phase III studies of VP4896. We anticipate that the study will be a 12-month, double-blind, placebo-controlled study consisting of 1 active treatment arm and 1 placebo arm, with a 60/40 split between the active arm and the placebo arm.  Assuming the study commences in the second quarter of 2011, and that enrollment is completed by the mid-2012, we anticipate that the results of the study would be available in late 2013.  However, in order to complete this study, we will need to raise approximately $20 million during the next year to cover the costs associated with the study and related administrative and overhead costs. Curaxis had been unable to advance the clinical development of Memryte since 2006 due to a lack of financial resources and there can be no assurance that we will be successful in raising the funds needed to commence and complete the planned Phase IIb study.  Furthermore, even if we are successful in raising the funds necessary to restart the clinical development of our Alzheimer’s disease candidate, there can be no assurance that we will be able to successfully complete all phases of such clinical development.  Drug development is extremely costly and complex and requires multiple clinical trials and we may be unable to obtain suitable financing for all such trials and, even if we are successful in obtaining suitable financing, we may be unable to complete all required clinical trials, due to an inability to recruit an adequate number of clinical trial sites or an adequate number of patients to participate in those trials or other reasons.

Our Oncology Program

Curaxis had conducted an extensive preclinical research program in the use of leuprolide acetate to treat a number of cancers, including hormone refractory prostate cancer, brain cancers, kidney cancer, pancreatic cancer and non-small-cell lung cancer.

Its work in oncology is based on new insights into the growth of cancer cells that have been discovered by its scientists. In particular, its scientific findings relating to autocrine (cell produces factors that regulate its own functions)-paracrine (cell produces factors that regulate the functions of adjacent cells) signaling and the replication of the hypothalamic-pituitary-gonadal hormonal feedback loop (the HPG axis) inside of cancer cells point to a previously unknown mechanism that drives the growth of cancer cells and an entirely new method of attacking those cancer cells; i.e., using high doses of leuprolide acetate to eliminate the gonadotropins that may be driving the growth of those cells.

We plan to use the same compound for several cancer Phase II clinical trials as Curaxis is using for clinical trials of VP4896. Since Curaxis had completed Phase I safety trials of VP4896, we believe that we will be able to commence our clinical programs for various cancers with Phase II clinical trials instead of Phase I safety trials. The FDA will have to agree to the commencement of these clinical programs with Phase II clinical trials when we submit our Investigational New Drug Applications, or INDs, to the FDA. However, we do not intend to initiate any such Phase II trials until our planned Phase IIb trial of VP4896 for the treatment of mild to moderate Alzheimer’s in women is completed and, in any event, our ability to initiate such trials will be subject to the availability of adequate financial resources to support such trials.

Manufacturing

We do not own or intend to own manufacturing facilities for the production of clinical or commercial quantities of leuprolide acetate or any of the compounds that Curaxis had been testing in its pre-clinical programs. We currently rely, and our strategy is to continue to rely, on third parties for the manufacture of our product candidates and any products for which we may obtain regulatory approval to commercially manufacture and market.

In August 2008, Curaxis entered into an agreement with Covidien Ltd. under which Covidien had agreed to supply, and Curaxis had agreed to purchase, 75% of its annual quantities of leuprolide. In the event Covidien is unable to supply leuprolide in the quantities we require on a timely basis, we have the right to purchase leuprolide from other sources.

The implants for VP4896 are manufactured by Durect Corporation using a melt extrusion process in which leuprolide acetate is mixed with a polymer. The mixture is then formed and cut into small rod-shaped implants that are approximately 1.5 millimeters in diameter and 3.0 centimeters in length.

Durect Agreement

In July 2002, Curaxis entered into a Feasibility, Development and Commercialization Agreement with Southern Biosystems, Inc., a company which subsequently merged into its parent corporation, Durect. Under this agreement, Durect produces VP4896 for us using Durect’s biodegradable polymeric implant technology to provide a sustained release formulation of leuprolide acetate to treat Alzheimer’s disease. Durect has the right to subcontract its responsibilities under the agreement, provided that Durect remains responsible for its obligations under the agreement. Under the agreement, Durect has granted Curaxis a worldwide, exclusive license to manufacture, market and sell VP4896.

We must pay all of Durect’s costs associated with development and regulatory approval activities and make payments to Durect upon the achievement of specified development and regulatory milestones for VP4896. Curaxis has made milestone payments to Durect totaling $500,000 and we are obligated to make additional payments, up to an aggregate maximum amount of $2.5 million, if specified additional milestones are met. We have agreed to purchase quantities of VP4896 from Durect at transfer prices equal to specified percentages of Durect’s fully allocated costs to produce it. We are also obligated to pay royalties to Durect on commercial sales of VP4896 based on the following schedule: (i) 10% on annual revenues through $250 million, (ii) 12% on annual revenues in excess of $250 million up through $500 million, and (iii) 14% on annual revenues in excess of $500 million. These royalties are payable to Durect for the maximum time permitted by law in each country, which may be longer than the life of any patents that Durect licensed to us. The term of the agreement is open-ended and the rights and responsibilities of the parties to the agreement continue until the agreement is terminated pursuant to its terms. Either party to the agreement may terminate the agreement in the event of a default by the other party in any of its material obligations under the agreement if the default is not cured within thirty days of receipt of written notice from the other party of the agreement. In addition, either party to the agreement may immediately terminate the agreement if the other party to the agreement files a petition in bankruptcy or insolvency and such petition is not dismissed within sixty days.

Under the agreement, Durect granted Curaxis an exclusive license under its intellectual property rights to use its polymeric implant technology to develop and commercialize VP4896 on a worldwide basis for the treatment of Alzheimer’s disease. The Durect intellectual property licensed by Curaxis includes patent applications covering the VP4896 formulation and the method of making VP4896. Curaxis’ license from Durect of its technology does not extend to the use of VP4896 for the treatment of any other indications. It is required under the agreement to diligently, and in accordance with the timelines for clinical development set by Curaxis, conduct all required clinical trials, obtain all necessary regulatory approvals and commercialize VP4896 in the United States for Alzheimer’s disease. Curaxis and Durect have established a joint development team, consisting of two representatives from each company, to manage the development of VP4896. Ultimately, Curaxis has final decision making authority with respect to VP4896 development matters.

Covidien/Mallinckrodt Agreement

On July 28, 2008, Curaxis entered into a supply agreement with Mallinckrodt, Inc. (“Mallinkrodt”), a subsidiary of Covidien, Ltd. (“Covidien”), under which Curaxis had agreed to purchase 75% of its annual requirements of leuprolide acetate from Mallinckrodt for a period of five years beginning January 1, 2009, and ending December 31, 2013, at an initial price of $550 per gram (the “Covidien Agreement”). The initial price is subject to annual adjustment upward and downward based on changes in Mallinckrodt’s costs and production methods. The Covidien Agreement is automatically renewable for a second five-year term beginning January 1, 2014, unless Mallinckrodt elects not to renew the Covidien Agreement for the second five-year term. In connection with the execution of the Covidien Agreement, Mallinckrodt paid Curaxis the sum of $500,000. The Company was in default of the Agreement at January 1, 2009, as it was unable to accept product.

Southridge Agreement

On May 28, 2009, Curaxis entered into a transaction management agreement with Southridge Business Solutions Group, LLC, of Ridgefield, Connecticut (“Southridge”), to assist Curaxis in restructuring its balance sheet, principally through negotiations with several large trade creditors to reduce their claims, and to assist Curaxis in effectuating a merger with a suitable public corporation (the “Transaction Management Agreement”). Pursuant to the Transaction Management Agreement, Curaxis had worked with Southridge to reduce its trade debt by approximately $6,000,000 and entered into the Merger Agreement with Auto Search Cars, Inc. Under the terms of the Transaction Management Agreement, Curaxis is obligated to pay Southridge a management fee of $10,000 per month, from June 1, 2009 through the first anniversary of the closing of the Merger with Auto Search, or July 2011. Curaxis may terminate the Transaction Management Agreement at any time by giving 90 days’ advance notice to Southridge.  In addition, Curaxis was obligated to issue to Southridge warrants equal to 3% of Curaxis’ outstanding stock as of the date of the Merger with Auto Search at an exercise price of $0.001 per share. A total of 2,149,148 warrants have been issued to Southridge under the agreement.

Canterbury Agreement

On June 12, 2009, Curaxis entered into a letter agreement with Canterbury Investment Partners, LLC of Hingham, Massachusetts (“Canterbury”), to assist Curaxis in a range of issues in connection with its contemplated merger with a public shell corporation, including its negotiations with Southridge, in developing a strategy to negotiate reductions, deferrals and/or equity exchanges with its trade creditors and in raising funds from current or prospective investors and in negotiating the terms of the acquisition of a public corporation (the “Letter Agreement”).  Under the terms of the Letter Agreement, Curaxis paid Canterbury a retainer of $50,000 and is also obligated to pay Canterbury a monthly fee of $5,833 for a period of twelve (12) months from September 2009 through August 2010. In addition, under the Letter Agreement, Curaxis has issued a warrant to Canterbury to purchase 854,358 shares of Curaxis Common Stock at a price of $0.22 per share. Following the closing of the Merger with Auto Search, Curaxis is obligated to pay Canterbury the sum of $8,000 per month for a period of six (6) months for Canterbury’s assistance in developing and implementing a strategy to support Curaxis in its dealings with the financial community.  Mark Pompeo, who is the manager of Canterbury, is the brother of Ronald Pompeo, who was elected a director of Curaxis on July 3, 2009.

GroupMark Agreement

On September 14, 2009, Curaxis entered into an Investor Development and Corporate Imaging Agreement with GroupMark Financial Services Ltd. of Flemington, New Jersey (“GroupMark”), to assist Curaxis in developing a new website (www.curaxispharma.com) and related blog and to develop an awareness of Curaxis through various avenues of public exposure (the “GroupMark Agreement”).  Pursuant to the GroupMark Agreement, Curaxis had launched a completely revised website and a blog devoted to items of interest to the Alzheimer’s community (http://blog.curaxis pharma.com).  Under the terms of the GroupMark Agreement, Curaxis has paid GroupMark $50,000 for its website and blog development services. In addition, Curaxis issued GroupMark a warrant for 100,000 shares of Curaxis common stock at a purchase price of $0.30 per share.

Equity Credit Agreement

On September 16, 2010, the Company entered into a Private Equity Credit Agreement (the “Equity Credit Agreement”) which was amended and restated on December 6, 2010, with Southridge Partners II, LP (the “Investor”), a limited partnership organized and existing under the laws of the State of Delaware and an affiliate of Southridge.  Pursuant to this Equity Credit Agreement, the Investor committed to purchase up to $25 million of the Company’s common stock over the course of thirty six months, commencing the effective date of the initial registration statement covering the registrable securities pursuant to the Equity Credit Agreement.  The put option price is set at 95% of the average of three lowest closing bid price (the “Bid Price”) of any two applicable trading days, consecutive or inconsecutive, during the five trading day period (the “Valuation Period”), commencing the date a put notice (the “Put Notice”) is delivered to the Investor (the “Put Date”) in a manner provided by the Equity Credit Agreement.

In addition, pursuant to the Equity Credit Agreement, in each Put Notice, the Company is required to specify a minimum stock price which in no event shall be less than 80% of the average of the Bid Price during the three trading day period commencing the Put Date (the “Floor Price”). In the event the Bid Price decreases below the Floor Price during the Valuation Period, the Investor’s obligation to fund one-fifth of the Put Amount for each such trading day shall terminate and the Put amount shall be adjusted accordingly.

On December 7, 2011, the Company filed a registration statement on Form S-1, which was subsequently amended on January 13, 2011, to register 13,000,000 shares of the Company’s common stock to be issued under the terms of the Equity Credit Agreement (the “Registration Statement”).  The Registration Statement was declared effective by the SEC on January 26, 2011.  The “Registrable Securities” include the Put Shares, any Blackout Shares (as defined in the Equity Credit Agreement) and any securities issued or issuable with respect to any of the foregoing by way of exchange, stock dividend or stock split or in connection with a combination of shares, recapitalization, merger, consolidation or other reorganization or otherwise.

Upon execution of the Equity Credit Agreement, the Company issued 820,856 warrants to the Investor in accordance with the Transaction Management Agreement with Southridge.  The exercise price is equal to 120% of the average closing price of the Company's stock for the previous 20 days or $1.52.

Sales and Marketing

We intend to maximize the commercial potential of our product candidates by selectively entering into collaboration agreements with leading pharmaceutical and biotechnology companies to assist us in furthering the development of our product candidates. In particular, we intend to enter into these third-party arrangements for target indications in which our potential collaborator has particular expertise or that involve a large, primary care market that must be served by large sales and marketing organizations. In entering into these collaboration agreements, our goal will be to maintain co-promotion or co-commercialization rights in the United States and, in some cases, other markets.

We expect to contract with third parties to warehouse and distribute our products and to provide administrative functions, such as accounts receivable management and other similar activities.

Competition

The biotechnology and pharmaceutical industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. We face competition from many different sources, including commercial pharmaceutical and biotechnology enterprises, academic institutions, government agencies and private and public research institutions.

Many of our competitors have significantly greater financial resources and experience in research and development, manufacturing, pre-clinical testing, clinical trials, regulatory approvals and marketing approved products than we do. Smaller or early stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. Our commercial opportunity will be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer side effects, are easier to administer or are less expensive than any products that we may develop. These third parties compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies and technology licenses complementary to our programs or advantageous to our business.

If approved, our Alzheimer’s product will compete against the five drugs currently approved for the treatment of Alzheimer’s disease as monotherapies. Four of the drugs are AChEIs, including Aricept (marketed by Pfizer, Inc.) and Eisai Company, Ltd.; Exelon (marketed by Novartis AG); Reminyl (marketed by Shire Pharmaceuticals Group plc and Janssen Pharmaceutical Products, LP); and Cognex (marketed by Sciele Pharmaceuticals Corporation). The fifth drug, Namenda (marketed by Forest Pharmaceuticals, Inc.) is an NMDA receptor antagonist. These products have well-known brand names, are distributed by large pharmaceutical companies and have achieved widespread acceptance among physicians and patients. In addition, our product could face competition from other leuprolide acetate products that are already on the market or may later be approved for other indications, if they are used or prescribed off label for Alzheimer’s disease.

In addition, there are many companies and academic and research institutions researching and developing potential treatments for Alzheimer’s disease. Some of these companies are large pharmaceutical companies, while others are smaller companies that may also prove to be significant competitors, particularly through collaborative arrangements with large pharmaceutical and biotechnology companies. Companies with compounds to treat Alzheimer’s disease in human clinical trials include Pfizer, Eli Lilly, Glaxo SmithKline, Wyeth, Elan and Medivation.. To our knowledge, none of these companies or any other company is working on a potential Alzheimer’s disease treatment that has a mechanism of action that is the same as that of our Alzheimer’s product.

Patents and Proprietary Rights

Our success depends in part on our ability to obtain and maintain proprietary protection for our product candidates, technology and know-how, to operate without infringing the proprietary rights of others and to prevent others from infringing our proprietary rights. Our policy is to seek to protect our proprietary position by, among other methods, filing United States and foreign patent applications related to our proprietary technology, inventions and improvements that are important to the development of our business. We also rely on trade secrets, know-how, continuing technological innovation and in-licensing opportunities to develop and maintain our proprietary position.

Our patent portfolio includes one issued U.S. patent and numerous patent applications in the United States, foreign countries and regions under the Patent Cooperation Treaty. Use of VP4896 in therapeutically effective amounts to treat Alzheimer’s disease is covered by our U.S. patent, which claims, among other things, the use of leuprolide acetate in therapeutically effective amounts to treat Alzheimer’s disease through a reduction or elimination of blood serum levels of FSH and LH. This U.S. patent expires in 2018. Depending on the timing, duration and specifics of FDA approval of the use of VP4896 for the treatment of Alzheimer’s disease, this patent may be eligible for patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, referred to as the Hatch-Waxman Act. A foreign counterpart application to this patent is pending only in Canada. We are aware of one issued third party U.S. patent, filed after our issued U.S. patent was filed, which may nonetheless be prior art to our patent and which might form the basis of an interference proceeding or invalidity challenge. See “Risk Factors—If we infringe or are alleged to infringe intellectual property rights of third parties, it will adversely affect our business.”

Our portfolio also includes patent applications directed to the treatment of Alzheimer’s disease with a combination of leuprolide acetate and AChEIs and/or NMDA receptor antagonists, to the treatment of various diseases and disorders associated with senescence, including Parkinson’s disease and prostate cancer, to the treatment of brain cancers, and to the treatment of cancers that express the genes of the HPG axis. Counterpart filings to these patent applications have been made in a number of other jurisdictions, including Europe and Japan. As described above, Curaxis also holds an exclusive license from Durect for the sustained release technology for VP4896 for the treatment of Alzheimer’s disease. Leuprolide acetate, the active pharmaceutical ingredient in VP4896, is off-patent; therefore we expect to rely on method of use and formulation patents to protect our market position.

We may rely, in some circumstances, on trade secrets to protect our technology. However, trade secrets are difficult to protect. We seek to protect our proprietary technology and processes, in part, by confidentiality agreements with our employees, consultants, scientific advisors and other contractors, as well as physical security of our premises and our information technology systems. These agreements may be breached, and we may not have adequate remedies for any breach. In addition, our trade secrets may otherwise become known or be independently discovered by competitors. To the extent that our consultants or contractors use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions.

Regulatory Matters

Government authorities in the United States, at the federal, state and local level, and other countries extensively regulate, among other things, the research, development, testing, manufacture, labeling, promotion, advertising, distribution, marketing and export and import of pharmaceutical products, such as those we are developing. The process of obtaining regulatory approvals and the subsequent substantial compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources.

U.S. Government Regulation

In the United States, the information that must be submitted to the FDA in order to obtain approval to market a new drug varies depending on whether the drug is a new product whose safety and effectiveness has not previously been demonstrated in humans or a drug whose active ingredient(s) and certain other properties are the same as those of a previously approved drug. A new drug will follow the New Drug Application, or NDA, route.

NDA Approval Processes

In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act, and implements regulations. Failure to comply with the applicable regulatory requirements at any time may result in administrative or judicial sanctions. These sanctions could include the FDA’s imposition of a clinical hold on trials, refusal to approve pending applications, license suspension or revocation, withdrawal of an approval, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties or criminal prosecution. Any agency or judicial enforcement action could have a material adverse effect on us.

The testing and approval process requires substantial time, effort, and financial resources, and each may take several years to complete. The FDA may not grant approval on a timely basis, or at all. We may encounter difficulties or unanticipated costs in our efforts to secure necessary governmental approvals, which could delay or preclude us from marketing our products. The FDA may limit the indications for use or place other conditions on any approvals that could restrict the commercial application of the products. After approval, some types of changes to the approved product, such as adding new indications, manufacturing changes and additional labeling claims, are subject to further FDA review and approval.

Post-Approval Requirements

After regulatory approval of a product is obtained, we are required to comply with a number of post-approval requirements. For example, as a condition of approval of an NDA, the FDA may require post marketing testing and surveillance to monitor the product’s safety or efficacy. In addition, holders of an approved NDA are required to report certain adverse reactions and production problems to the FDA to provide updated safety and efficacy information and to comply with requirements concerning advertising and promotional labeling for their products. Also, quality control and manufacturing procedures must continue to conform to cGMP after approval. The FDA periodically inspects manufacturing facilities to assess compliance with cGMP, which imposes certain procedural, substantive, and record keeping requirements. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain compliance with cGMP and other aspects of regulatory compliance.

Foreign Regulation

In addition to regulations in the United States, we will be subject to a variety of foreign regulations governing clinical trials and commercial sales and distribution of our products. Whether or not we obtain FDA approval for a product, we must obtain approval of a product by the comparable regulatory authorities of foreign countries before we can commence clinical trials or marketing of the product in those countries.  The approval process varies from country to country, and the time may be longer or shorter than that required for FDA approval. The requirements governing the conduct of clinical trials, product licensing, pricing, and reimbursement vary greatly from country to country.

Under European Union regulatory systems, we may submit marketing authorizations either under a decentralized procedure or, if our product is eligible, under a centralized procedure.  The centralized procedure provides for the grant of a single marketing authorization that is valid for all European Union member states. The decentralized procedure provides for mutual recognition of national approval decisions. Under this procedure, the holder of a national marketing authorization may submit an application to the remaining member states. Within 90 days of receiving the applications and assessment report, each member state must decide whether to recognize approval.

Reimbursement

In both domestic and foreign markets, sales of any products for which we receive regulatory approval for commercial sale will depend in part on the availability of reimbursement from third party payors to those who use our products.  Third party payors include government health administrative authorities, managed care providers, private health insurers and other organizations.  These third party payors are increasingly challenging the price and examining the cost-effectiveness of medical products and services. In addition, significant uncertainty exists as to the coverage status and reimbursement amount of newly approved healthcare product candidates. We may need to conduct expensive pharmacoeconomic studies in order to demonstrate the cost-effectiveness of our products. Depending on the results of such studies, our product candidates may not be considered cost-effective. Adequate third party reimbursement may not be available to health care providers to cover the costs of using any products we may develop, which may not allow us to maintain price levels sufficient to realize an appropriate return on our investment in product development.

Number of Total Employees and Number of Full Time Employees

We believe that our success will depend greatly on our ability to identify, attract, and retain capable employees. As of  December 31, 2010, we had three full time employees. Our employees are not represented by any collective bargaining unit, and we believe our relations with our employees are good.

Employment Agreements

We do not have any employment agreements in place and do not anticipate entering into any employment agreements in the foreseeable future.

ITEM 1A.  RISK FACTORS.

RISKS RELATED TO OUR BUSINESS

WE EXPECT TO INCUR LOSSES AT LEAST FOR THE FORESEEABLE FUTURE AND MAY NEVER ACHIEVE OR MAINTAIN PROFITABILITY.

We expect to incur operating losses at least for the foreseeable future. If we are unable to raise the funds necessary to pay our expenses, including expenses accumulated in our clinical trial activities to date, we may be unable to continue operations.

To become and remain profitable, we must succeed in developing and commercializing drugs with significant market potential. This will require us to be successful in a range of challenging activities for which we are only in the preliminary stages: developing drugs, obtaining regulatory approval for them, and manufacturing, marketing and selling them. We may never succeed in these activities and may never generate revenues that are significant or large enough to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable could impair our ability to raise capital, expand our business, diversify our product offerings or continue our operations.

DUE TO A LACK OF FINANCIAL RESOURCES, WE HAVE BEEN UNABLE TO ADVANCE THE CLINICAL DEVELOPMENT OF OUR LEAD PRODUCT CANDIDATE SINCE 2006.

Our lead product candidate is a hormone for the treatment of Alzheimer’s disease. We have previously conducted several clinical trials for this indication, the most recent of which we were forced to terminate in 2006 due to financial constraints. Since terminating those trials, we have been unable to advance the clinical development of our Alzheimer’s disease candidate due to a lack of financial resources. We anticipate that we will be able to raise the funds necessary to restart the clinical development of our Alzheimer’s disease candidate, but there can be no assurance that we will be able to do so. Furthermore, even if we are successful in raising the funds necessary to restart the clinical development of our Alzheimer’s disease candidate, there can be no assurance that we will be able to successfully complete all phases of such clinical development. Drug development is extremely costly and complex and requires multiple clinical trials and we may be unable to obtain suitable financing for all such trials and, even if we are successful in obtaining suitable financing, we may be unable to complete all required clinical trials due to an inability to recruit an adequate number of clinical trial sites or an adequate number of patients to participate in those trials or other reasons.

WE WILL NEED SUBSTANTIAL ADDITIONAL FUNDING AND MAY BE UNABLE TO RAISE CAPITAL WHEN NEEDED, WHICH WOULD FORCE US TO DELAY, REDUCE OR ELIMINATE OUR PRODUCT DEVELOPMENT PROGRAMS OR COMMERCIALIZATION EFFORTS.

We expect our research and development expenses to increase in connection with our ongoing activities, particularly as we conduct clinical trials for our candidate for the treatment of mild to moderate Alzheimer’s disease. In addition, subject to regulatory approval of any of our product candidates, we expect to incur significant commercialization expenses for product sales, marketing, securing commercial quantities of product from our manufacturers and distribution. We will need substantial additional funding to complete clinical trials and fund initial commercialization costs of our therapeutic candidates and to advance our earlier stage preclinical programs, and may be unable to raise capital when needed or on attractive terms, which would force us to delay, reduce or eliminate our research and development programs or commercialization efforts. At present, sufficient funds are not available to continue operations for an extended period.

Our future capital requirements will depend on many factors, including:

•	the progress and results of clinical trials of our lead candidate, VP4896, for mild to moderate Alzheimer’s disease;

•	the costs of establishing sales and marketing functions, outsourcing manufacturing needs and obtaining pre-launch inventory of VP4896;

•	the scope, progress, results and cost of pre-clinical development and laboratory testing and clinical trials for our other product candidates;

•	the costs, timing and outcome of regulatory review of VP4896 for mild to moderate Alzheimer’s disease and of our other product candidates;

•	the number and development requirements of other product candidates;

•	the costs of preparing, filing and prosecuting patent applications and maintaining, enforcing and defending intellectual property-related claims;

•	our success in entering into collaboration agreements with leading pharmaceutical and biotechnology companies to assist in furthering the development of product candidates; and

•	the timing, receipt and amount of sales or royalties, if any, from VP4896 and other potential products.

Until such time, if ever, when we can generate substantial product revenues, we expect to finance our cash needs through public or private equity offerings, debt financings and possibly corporate collaboration and licensing arrangements. If we raise additional funds by issuing equity securities, our stockholders may experience dilution. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Any debt financing or additional equity that we raise may contain terms, such as liquidation and other preferences that are not favorable to our Company or our stockholders. If we raise additional funds through collaboration and licensing arrangements with third parties, it may be necessary to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us.

WE ARE STILL IN THE INITIAL STAGES OF OUR BUSINESS PLAN, WHICH MAY MAKE IT DIFFICULT FOR YOU TO EVALUATE THE SUCCESS OF OUR BUSINESS TO DATE AND TO ASSESS OUR FUTURE VIABILITY.

Our operations have been limited to organizing and staffing our Company, acquiring, developing and securing our technology and undertaking pre-clinical studies and limited clinical trials of our most advanced product candidate, VP4896. We have not yet demonstrated our ability to successfully complete large-scale, pivotal clinical trials, obtain regulatory approval, manufacture a commercial scale product or arrange for a third party to do so on our behalf or conduct sales and marketing activities necessary for successful product commercialization.

In addition, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors. We will need to transition from our research focus to supporting commercial activities, and we may not be successful in such transition.

WE DEPEND HEAVILY ON THE SUCCESS OF OUR MOST ADVANCED PRODUCT CANDIDATE, VP4896 FOR MILD TO MODERATE ALZHEIMER’S DISEASE, WHICH IS STILL IN CLINICAL DEVELOPMENT. IF WE ARE UNABLE TO COMMERCIALIZE VP4896 FOR THIS INDICATION, OR EXPERIENCES SIGNIFICANT DELAYS IN DOING SO, OUR BUSINESS WILL BE MATERIALLY HARMED.

We have invested a significant portion of our efforts and financial resources in the development of our most advanced product candidate, VP4896, for mild to moderate Alzheimer’s disease. The success of our VP4896 Alzheimer’s disease program will depend on several factors, including the following:

•	successful patient enrollment in, and completion of, clinical trials;

•	receipt of marketing approvals from the FDA and similar foreign regulatory authorities;

•	obtaining commercial quantities of leuprolide acetate, the active ingredient of VP4896;

•	obtaining commercial quantities of VP4896 from our supplier, Durect Corporation;

•	establishing a sales and marketing infrastructure to market and sell VP4896 in the United States and internationally, whether alone or in collaboration with others; and

•	acceptance of the product by patients, the medical community and third party payors.

Our ability to generate product revenues, which we do not expect will occur for at least the next several years, if ever, will depend heavily on the successful development and commercialization of VP4896. If we are unable to commercialize VP4896 for mild to moderate Alzheimer’s disease, or experience significant delays in doing so, our business will be materially harmed.

IF WE ARE UNABLE TO ACHIEVE STATISTICAL SIGNIFICANCE ON THE PRIMARY EFFICACY ENDPOINTS IN CLINICAL TRIALS OF VP4896 FOR THE TREATMENT OF MILD TO MODERATE ALZHEIMER’S DISEASE, WE MAY NOT BE SUCCESSFUL IN OBTAINING FDA APPROVAL FOR VP4896, WHICH WOULD MATERIALLY HARM OUR BUSINESS.

In ALADDIN I, our Phase II clinical trial for women with mild to moderate Alzheimer’s disease involving an injectable formulation of leuprolide acetate, we identified a trend in favor of the high dose leuprolide acetate group versus placebo, but we did not achieve statistical significance on the primary efficacy endpoints or any of the secondary efficacy endpoints in this clinical trial. The primary efficacy endpoints of the trial were a patient’s score on each of the ADAS-cog, a test of memory and cognition, and the ADCS-CGIC, a global measure of a subject’s change in condition, at 48 weeks compared to baseline. There were various secondary efficacy endpoints, including a patient’s score on the ADCS-ADL, a measurement of a patient’s capacity to perform activities of daily living, at 48 weeks compared to baseline. Analysis of the same primary efficacy endpoints at the completion of the 48-week men’s Phase II study, ALADDIN II, also did not demonstrate statistical significance.

We performed a preplanned subgroup analysis of 78 women out of the 108 women who participated in ALADDIN I, the Phase II clinical trial in women. Of this subgroup of 78 women, which included all of the patients who were taking an acetylcholinesterase inhibitor (AChEI) and excluded the 30 patients who were not taking an AChEI, 28 patients were taking an AChEI plus 11.25 mg of leuprolide acetate, 24 patients were taking an AChEI plus 22.5 mg of leuprolide acetate and 26 patients were taking an AChEI plus placebo. The results for the group of 28 patients that received an AChEI plus the 11.25 mg dose of leuprolide acetate were not statistically significantly different from the results for the group that received an AChEI plus placebo. The results for the group of 24 patients that received an AChEI plus the 22.5 mg of leuprolide acetate compared to the group of 26 patients that received an AChEI plus placebo were statistically significant with respect to the patients’ scores on both primary endpoints, the ADAS-cog and ADCS-CGIC as well as on the ADCS-ADL, a secondary endpoint, prior to applying any statistical adjustment.   However, because we performed several comparisons, we were required to adjust the p-values (a mathematical calculation used to determine the likelihood that the measured result was obtained by chance) of the results to account for multiple comparisons. This was done by using what is referred to as the Bonferroni correction, which applies an estimated statistical penalty to account for the number of comparisons made.  Specifically, the unadjusted p-values for this subgroup were 0.026 for the ADAS-cog, 0.031 for the ADCS-CGIC and 0.015 for ADCS-ADL. The adjusted p-values for this subgroup were 0.078 for the ADAS-cog, 0.093 for the ADCS-CGIC and 0.044 for ADCS-ADL. Therefore, after applying the Bonferroni correction, we were only able to demonstrate statistical significance with respect to the ADCS-ADL.

We likewise performed an analysis of 90 men out of 119 men who participated in ALADDIN II, the Phase II clinical trial in men.  Of this subgroup of 90 men, which included all of the patients who were taking an AChEI and excluded the 29 patients who were not taking an AChEI, 27 patients were taking an AChEI plus a 22.5 mg dose of leuprolide acetate, 34 patients were taking an AChEI plus a 33.75 mg dose of leuprolide acetate and 29 patients were taking an AChEI plus placebo.  The results for both leuprolide-treated groups were not significantly different from the results for the group that received an AChEI plus placebo.  The treated groups of 27 and 34 patients given 22.5 mg and 33.75 mg of leuprolide acetate, respectively, demonstrated a slight positive signal on the ADAS-cog assessment compared to placebo at 48 weeks.  Results on the ADCS-CGIC rating demonstrated that 44% of the men who received 22.5 mg of leuprolide acetate plus AChEIs, and 47% of the men who received 33.75 mg of leuprolide acetate plus AChEIs, were either improved or showed no change compared to 31% of the men who received placebo plus AChEIs.

In addition, we used a commercially available formulation of leuprolide acetate administered by injection in its Phase II trials for the treatment of mild to moderate Alzheimer’s disease, while our planned clinical trials will test VP4896, a biodegradable polymeric implant formulation of leuprolide acetate, for this indication. Leuprolide acetate administered through an implant may not have the same effect as leuprolide acetate injections had in our earlier Phase II clinical trials and may cause side effects not seen in those Phase II clinical trials. ALADDIN 105 was a Phase I trial performed by us to test the safety and tolerability of the VP4896 implant and the implantation procedure as well as the pharmacokinetics (absorption, distribution, metabolism, and elimination), of leuprolide delivery from the implant.  The results of that study suggest that the VP4896 implant is safe and well tolerated.  ALADDIN 105 also demonstrated that the VP4896 implant releases leuprolide acetate in a steady and sustained way over the 8-week dosing period.  In addition, our planned clinical trials may be at dosing levels that are higher than the doses of leuprolide acetate used in ALADDIN I and ALADDIN II.

The differences in dosing levels and methods of administration, as well as other factors, may have unexpected effects on the outcome of our clinical trials.   If we are unable to achieve statistical significance on the primary efficacy endpoints in pivotal Phase III clinical trials, we may not be successful in obtaining FDA approval for VP4896, which would materially harm our business.

OUR PROGRAM FOR VP4896 IS BASED ON THE LH HYPOTHESIS, WHICH IS NOT VIEWED AS THE PREDOMINANT HYPOTHESIS REGARDING THE POSSIBLE CAUSES OF ALZHEIMER’S DISEASE. THIS ADDS TO THE RISK OF OUR DEVELOPMENT EFFORT AND MAY AFFECT PHYSICIAN AND PATIENT ACCEPTANCE AND USE OF VP4896 AND THE WILLINGNESS OF THIRD PARTIES TO PROVIDE REIMBURSEMENT.

Our program for VP4896 is based on the LH hypothesis, which is not the predominant view regarding the possible causes of Alzheimer’s disease. The LH hypothesis proposes that the known neurological and biochemical changes associated with Alzheimer’s disease are caused by elevated levels of the pituitary hormone, leuteinizing hormone (LH). This hypothesis suggests that when LH levels increase as the body ages, the neurological changes seen in Alzheimer’s disease result. The beta amyloid hypothesis, however, proposes that amyloid beta protein, which makes up the plaques present in the brains of Alzheimer’s disease patients, is toxic, and is the causative agent of the disease. Under this hypothesis, inhibiting the production of, and enhancing the clearance of, amyloid beta protein plaques may prevent or treat Alzheimer’s disease. The beta amyloid hypothesis is the predominant view. While preclinical data now support the notion that the LH hypothesis may be interrelated with the amyloid hypothesis and other hypotheses of Alzheimer’s disease pathology, the unproven nature of the LH hypothesis adds to the risk that our development effort may not be successful. In particular, no drugs for the treatment of Alzheimer’s disease have been successfully developed based on the LH hypothesis. Moreover, the predominant status of the beta amyloid hypothesis may impede our development and commercialization efforts. For example, the predominant status of the beta amyloid hypothesis in the medical community may adversely affect our ability to recruit patients for our clinical trials or, if we successfully complete clinical development of this product candidate and obtain regulatory approval, may adversely affect our ability to recruit sales and marketing personnel, may affect physician and patient acceptance and use of the product and the willingness of third parties to provide reimbursement, any of which could materially harm our business.

IF CURAXIS’ PRECLINICAL STUDIES DO NOT PRODUCE SUCCESSFUL RESULTS OR ITS CLINICAL TRIALS DO NOT DEMONSTRATE SAFETY AND EFFICACY IN HUMANS, CURAXIS WILL NOT BE ABLE TO COMMERCIALIZE ITS PRODUCT CANDIDATES.

Before obtaining regulatory approval for the sale of its product candidates, Curaxis must conduct, at its own expense, extensive preclinical tests and clinical trials to demonstrate the safety and efficacy in humans of its product candidates. Preclinical and clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful, and interim results of a clinical trial do not necessarily predict final results. Specifically, the results of Curaxis’ Phase II trials were collected from a limited number of subjects and may not be indicative of results that it will obtain in later studies which are expected to be of greater size and scope.

A failure of one or more of our clinical trials can occur at any stage of testing. We may experience numerous unforeseen events during, or as a result of, the clinical trial process that could delay or prevent our ability to receive regulatory approval or commercialize VP4896 or our other product candidates, including:

•	regulatory authorities, institutional review boards, or ethics committees may not authorize us to commence a clinical trial or conduct a clinical trial at a prospective trial site;

•
our clinical trials may produce negative or inconclusive results, and we may decide, or regulatory authorities may require us, to conduct additional clinical trials or we may abandon projects that we expect to be promising;

•
enrollment in our clinical trials may be slower than we currently anticipate, resulting in significant delays. Additionally, participants may drop out of our clinical trials at a higher rate than we anticipate;

•	our third party contractors may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner;

•	we might have to suspend or terminate our clinical trials if the participants are being exposed to unacceptable health risks;

•
regulatory authorities, institutional review boards, or ethics committees may require that we hold, suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements;

•	the cost of our clinical trials may be greater than we anticipate;

•	the supply or quality of our product candidates or other materials necessary to conduct our clinical trials may be insufficient or inadequate; and

•	the effects of our product candidates may not achieve the desired effects or may include undesirable side effects or the product candidates may have other unexpected characteristics.

If we are required to conduct additional clinical trials or other testing of VP4896 or our other product candidates beyond those that we currently contemplate, if we are unable to successfully complete our clinical trials or other testing, or if the results of these trials or tests are not positive or are only modestly positive, we may:

•	be delayed in obtaining marketing approval for our product candidates;

•	not be able to obtain marketing approval; or

•	obtain approval for indications that are not as broad as we intended.

Our product development costs will also increase if we experience delays in testing or approvals. We do not know whether any clinical trials will begin as planned, need to be restructured or will be completed on schedule, if at all. Significant clinical trial delays could also shorten the patent protection period during which we may have the exclusive right to commercialize our product candidates or allow our competitors to bring products to market before we do and impair our ability to commercialize our products or product candidates.

USE OF THIRD PARTIES TO MANUFACTURE OUR PRODUCT CANDIDATES, INCLUDING VP4896, MAY INCREASE THE RISK THAT WE WILL NOT HAVE SUFFICIENT QUANTITIES OF OUR PRODUCT CANDIDATES OR SUCH QUANTITIES AT AN ACCEPTABLE COST, AND CLINICAL DEVELOPMENT AND COMMERCIALIZATION OF OUR PRODUCT CANDIDATES COULD BE DELAYED, PREVENTED OR IMPAIRED.

We do not own or operate manufacturing facilities for clinical or commercial production of our product candidates. We have limited personnel with experience in drug manufacturing and we lack the resources and the capabilities to manufacture any of our product candidates on a clinical or commercial scale. Our strategy is to outsource all manufacturing of our product candidates and products, including VP4896, to third parties.

Reliance on third party manufacturers entails risks to which we would not be subject if we manufactured product candidates or products ourselves, including:

•	reliance on the third party for regulatory compliance and quality assurance;

•	the possible breach of the manufacturing agreement by the third party because of factors beyond our control; and

•	the possible termination or non-renewal of the agreement by the third party, based on its own business priorities, at a time that is costly or inconvenient for us.

Our manufacturers may not be able to comply with current Good Manufacturing Practice, or cGMP, regulations or other regulatory requirements or similar regulatory requirements outside the United States. Our failure, or the failure of our third party manufacturers to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, failure of regulatory authorities to grant marketing approval of our product candidates, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our product candidates.

Our product candidates and any products that we may develop may compete with other product candidates with respect to the availability of manufacturing facilities. There are a limited number of manufacturers that operate under cGMP regulations that are both capable of manufacturing for us and willing to do so. If the third parties that we engage to manufacture product for our clinical trials should cease to continue to do so for any reason, we likely would experience delays in advancing these trials while we identify and qualify replacement suppliers and we may be unable to obtain replacement supplies on terms that are favorable to us. In addition, if we are not able to obtain adequate supplies of our product candidates or the drug substances used to manufacture them, it will be more difficult for us to develop our product candidates and compete effectively.

Our current and anticipated future dependence upon others for the manufacture of our product candidates may adversely affect our future profit margins and our ability to develop product candidates and commercialize any products that receive regulatory approval on a timely and competitive basis.

WE RELY ON DURECT CORPORATION, OUR SOLE SOURCE PROVIDER OF VP4896, TO PRODUCE VP4896 FOR OUR CLINICAL TRIALS AND WILL RELY ON DURECT TO PRODUCE COMMERCIAL DRUG SUPPLIES OF VP4896. DURECT HAS LIMITED EXPERIENCE PRODUCING BIODEGRADABLE IMPLANTS AND MAY NOT BE ABLE TO PROVIDE VP4896 TO SATISFY OUR REQUIREMENTS.

We rely on Durect Corporation, or Durect, as our sole source provider of VP4896 for use in our clinical trials and, if we receive marketing approval, will rely on Durect as our sole source provider for commercial supply of VP4896. VP4896 requires precise, high quality manufacturing. Durect’s failure to achieve and maintain satisfactory standards could result in patient injury or death, product recalls or withdrawals, delays or failures in product testing or delivery, cost overruns or other problems that could materially harm our business. Durect may encounter manufacturing difficulties involving production yields, quality control and quality assurance. Durect is subject to ongoing periodic unannounced inspection by the FDA and corresponding state and foreign agencies to ensure strict compliance with cGMP and other government regulations and corresponding foreign standards. We do not control Durect’s compliance with these regulations and standards.

To date, Durect has not produced commercial supply of a biodegradable implant for any drug approved for human use. If we receive marketing approval for and commercially launch VP4896, we anticipate that Durect will need to expand its manufacturing capacity for this drug, possibly materially. Durect may not be able to increase its manufacturing capacity for VP4896 in a timely or economic manner, or at all. Moreover, significant scale up of manufacturing may require additional validation studies, which the FDA must review and approve.

If Durect is unable to successfully increase the manufacturing capacity for VP4896 and we are unable to establish alternative manufacturing capabilities, the commercial launch of VP4896 may be delayed or there may be a shortage in supply. If Durect is unable to successfully increase manufacturing capacity for VP4896 at an acceptable cost, our commercialization of VP4896 could be delayed, prevented or impaired, including through a reduction of our gross margins on product sales.

We could lose supply of VP4896 from Durect if Durect elects to discontinue supply to us pursuant to Durect’s right to do so beginning two years after the first commercial sale or use of VP4896 or if Durect simply fails to or is unable to supply us at the levels required under the agreement. If we lose supply of VP4896 from Durect, we will need to establish an alternative source of supply. The loss of supply and need to establish alternative supply could result in lengthy delays in clinical trials, significant interruption of commercial supplies and substantial additional costs. Switching manufacturers may be difficult because, among other reasons, the number of potential manufacturers is limited, and the FDA must approve any replacement manufacturer. Such approval would require new clinical trials and compliance inspections. If we are able to transfer Durect’s manufacturing technology and process to a new manufacturer, which we have the right to do in circumstances specified in our agreement with Durect, to receive FDA approval would require bioequivalence or similar clinical trials, which are generally simpler and less costly than pivotal clinical trials. If we are not able to obtain such transfer, including as a result of Durect’s refusal to adhere to its contractual obligations, such approval would require new pivotal clinical trials. Accordingly, it may be difficult or impossible for us to find a replacement manufacturer for Durect on acceptable terms, in a manner that avoids supply interruption or possibly at all.

We could also lose our supply of VP4896 from Durect if our agreement with Durect terminates for any reason. In that case, in addition to the risks and consequences associated with having to secure alternative supply arrangements for VP4896 described above, we would be subject to the risks and consequences associated with losing our license to the Durect technology that is included in VP4896, and having to find and test alternative sustained release technology, as described in detail in the risk factor below entitled “If we fail to comply with our obligations in our intellectual property agreements with Durect or other third parties, we could lose license rights that are important to our business.”

WE RELY ON THIRD PARTIES TO CONDUCT OUR CLINICAL TRIALS AND THOSE THIRD PARTIES MAY NOT PERFORM SATISFACTORILY, INCLUDING FAILING TO MEET ESTABLISHED DEADLINES FOR THE COMPLETION OF SUCH TRIALS.

We do not have the ability to independently conduct clinical trials for our product candidates and we rely on third parties, such as contract research organizations, clinical data management organizations, medical institutions, and clinical investigators, to perform this function. Our reliance on these third parties for clinical development activities reduces our control over these activities. Furthermore, these third parties may also have relationships with other entities, some of which may be our competitors. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we will not be able to obtain, or may be delayed in obtaining, regulatory approvals for our product candidates and will not be able to, or may be delayed in our efforts to, successfully commercialize our product candidates.

We also rely on other third parties to store and distribute drug supplies for our clinical trials for VP4896. Any performance failure on the part of our existing or future distributors could delay clinical development or regulatory approval of our product candidates or commercialization of our products, producing additional losses and depriving us of potential product revenue.

WE MAY NOT BE SUCCESSFUL IN ESTABLISHING COLLABORATIONS, WHICH COULD ADVERSELY AFFECT OUR ABILITY TO DISCOVER, DEVELOP AND, PARTICULARLY IN INTERNATIONAL MARKETS, COMMERCIALIZE PRODUCTS.

We intend to selectively enter into collaboration agreements with leading pharmaceutical and biotechnology companies to assist us in furthering the development of our product candidates. In particular, we intend to enter into these third-party arrangements for target indications in which our potential collaborator has particular expertise or that involve a large, primary care market that must be served by large sales and marketing organizations. In entering into these collaboration agreements, our goal will be to maintain co-promotion or co-commercialization rights in the United States and, in some cases, other markets.  If we are unable to reach agreements with suitable collaborators, we may fail to meet our business objectives for the affected product or program. We face, and will continue to face, significant competition in seeking appropriate collaborators. Moreover, collaboration arrangements are complex and time consuming to negotiate, document and implement. We may not be successful in our efforts to establish and implement collaborations or other alternative arrangements. The terms of any additional collaborations or other arrangements that we establish may not be favorable to us. Moreover, these collaborations or other arrangements may not be successful.

IF WE ARE UNABLE TO OBTAIN AND ENFORCE PATENT PROTECTION FOR OUR DISCOVERIES, OUR ABILITY TO SUCCESSFULLY COMMERCIALIZE OUR PRODUCT CANDIDATES WILL BE HARMED AND WE MAY NOT BE ABLE TO OPERATE OUR BUSINESS PROFITABLY.

Our success depends, in part, on our ability to protect proprietary methods and technologies that we develop under the patent and other intellectual property laws of the United States and other countries, so that we can prevent others from using our inventions and proprietary information. However, we may not hold proprietary rights to some patents related to our current and/or future products and technologies. Because patent applications in the United States and many foreign jurisdictions are typically not published until 18 months after filing, or in some cases not at all, and because publications of discoveries in scientific literature lag behind actual discoveries, we cannot be certain that we were the first to make the inventions claimed in our issued patent or pending patent applications, or that we were the first to file for protection of the inventions set forth in our patent applications. As a result, we may be required to obtain licenses under third-party patents to market our proposed products. If licenses are not available to us on acceptable terms, or at all, we will not be able to market the affected products.

Our strategy depends on our ability to rapidly identify and seek patent protection for our discoveries. This process is expensive and time consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. Despite our efforts to protect our proprietary rights, unauthorized parties may be able to obtain and use information that we regard as proprietary. The issuance of a patent does not guarantee that it is valid or enforceable, so even if we obtain patents, they may not be valid or enforceable against third parties. In addition, the issuance of a patent does not guarantee that we have the right to practice the patented invention. Third parties may have blocking patents that could be used to prevent us from marketing our own patented-product or method and practicing our own patented technology.

Our pending patent applications and the pending patent applications of Durect that we have licensed may not result in issued patents. If patents do not issue with respect to such patent applications or if the claims allowed are too narrow, our business may be harmed. The patent position of pharmaceutical or biotechnology companies, including ours, is generally uncertain and involves complex legal and factual considerations. The standards that the United States Patent and Trademark Office and its foreign counterparts use to grant patents are not always applied predictably or uniformly and can change. There is also no uniform, worldwide policy regarding the subject matter and scope of claims granted or allowable in pharmaceutical or biotechnology patents. The laws of some foreign countries do not protect proprietary information to the same extent as the laws of the United States, and many companies have encountered significant problems and costs in protecting their proprietary information in those foreign countries. Accordingly, we do not know the degree of future protection for our proprietary rights or the breadth of claims allowed in any patents issued to us or to others. The allowance of broader claims may increase the incidence and cost of patent interference proceedings and/or opposition proceedings, and the risk of infringement litigation. On the other hand, the allowance of narrower claims may limit the value of our proprietary rights.

Our issued patent and any future patents that we may own or license may not contain claims sufficiently broad to protect us against third parties with similar technologies or products, or provide us with any competitive advantage. Moreover, our patents and any patent for which we have licensed rights may be challenged, narrowed, invalidated or circumvented. For example, we are aware of one issued third party U.S. patent, filed after our issued U.S. patent was filed, which may nonetheless be prior art to our patent and which might form the basis of an interference proceeding or invalidity challenge. We believe that our claimed methods of treatment for Alzheimer’s disease are patentably distinct over the third party patent, that the third party patent does not enable our methods of treatment and, therefore, that our patent claims should be found valid and enforceable. However, the patent office or a court might disagree with us. An interference or invalidity challenge to our issued patent could result in the narrowing or loss of our patent claims.

If the patents that we own or license are invalidated or otherwise limited, other companies will be better able to develop products and technologies that compete with ours, which could adversely affect our competitive business position, business prospects and financial condition.

THERE ARE LIMITATIONS ON OUR PATENT RIGHTS RELATING TO OUR PRODUCT CANDIDATES AND TECHNOLOGIES, INCLUDING WITH RESPECT TO THE USE OF VP4896 TO TREAT ALZHEIMER’S DISEASE, THAT MAY AFFECT OUR ABILITY TO EXCLUDE THIRD PARTIES FROM COMPETING AGAINST US IF WE RECEIVE APPROVAL TO MARKET THESE PRODUCT CANDIDATES OR TECHNOLOGIES.

Our proprietary rights relating to our product candidates and technologies, including with respect to the use of VP4896 to treat Alzheimer’s disease, are limited in ways that may affect our ability to exclude third parties from competing against us if we receive regulatory approval to market these product candidates and technologies. In particular:

•
We do not own or license composition of matter patents covering leuprolide acetate, the active pharmaceutical ingredient of VP4896, or methods of making leuprolide acetate. Moreover, the active ingredient that we are testing in our most advanced preclinical programs is also leuprolide acetate. Leuprolide acetate is currently marketed for a number of other indications. As a result, competitors can offer and sell leuprolide acetate products so long as they do not infringe, or contribute to the infringement of, or actively induce infringement of, any patents or other proprietary rights that we or others may have the rights to enforce;

•
The principal patent protection that covers, or that we expect will cover, the use of VP4896 to treat Alzheimer’s disease and leuprolide acetate to treat other indications stems from a method of use patent and patent applications. This type of patent only protects specified methods of using specified products according to the patent claims. This type of patent does not limit a competitor from making and marketing a product that is identical to our product for an indication that is outside of the patented method. Moreover, physicians may prescribe such a competitive identical product for off label indications that are covered by the applicable patents. In particular, leuprolide acetate, the active pharmaceutical ingredient in VP4896 and the drug being tested by us in our most advanced preclinical programs, is currently marketed for a number of other indications. Although off label prescriptions may infringe or contribute to or actively induce infringement of method of use patents, the practice is common and such infringement is difficult to prevent or prosecute. Consequently, VP4896, if approved, could face competition from leuprolide acetate products that are already on the market, or may later be approved, through off label usage of these products to treat Alzheimer’s disease that may be difficult or impossible for us to prevent because our primary patent protection is limited to method of use claims; and

•
We have not applied for method of use patent protection outside of the United States and Canada for use of VP4896 to treat Alzheimer’s disease. As a result, there is a significant risk that we will face early generic competition for VP4896 for the treatment of Alzheimer’s disease in international markets. This risk may be increased if competitors are able to develop formulations of leuprolide acetate, such as other polymeric implants, that are as effective as VP4896 may prove to be or if competitors can demonstrate that commercially available leuprolide acetate can be administered by injection in a manner that is as effective as VP4896 may prove to be.

These limitations on our patent rights may result in competitors taking product sales away from us, which would reduce our revenues and harm our business.

IF WE FAIL TO COMPLY WITH OUR OBLIGATIONS IN OUR INTELLECTUAL PROPERTY AGREEMENTS WITH DURECT OR OTHER THIRD PARTIES, WE COULD LOSE LICENSE RIGHTS THAT ARE IMPORTANT TO OUR BUSINESS.

We are a party to a license agreement with Durect pursuant to which Durect grants to us a worldwide, royalty-bearing exclusive license relating to Durect’s polymeric implant technology to develop and commercialize VP4896 for the treatment of Alzheimer’s disease. This technology includes patent applications covering the VP4896 formulation and the method of making VP4896. If we fail to perform our obligations under our agreement with Durect, Durect may terminate the agreement and our license to its patents and its manufacturing know-how. If this happened, we would be required to develop or license an alternative sustained release technology for VP4896. This would likely involve reformulating or otherwise changing VP4896. As a result, the FDA would likely require us to perform new pivotal clinical trials of the reformulated or otherwise changed version of VP4896. This could result in lengthy delays in clinical trials, significant interruption of commercial supplies and substantial additional costs. This would substantially harm our business. Furthermore, acceptable alternative technology may not exist, may not be something we are able to develop and may not be available to us on reasonable terms or possibly at all.

In addition to clinically developing VP4896 for mild to moderate Alzheimer’s disease, we also are working on the pre-clinical development of leuprolide acetate for the treatment of various cancers. We may determine to develop an implantable formulation of leuprolide acetate for these additional indications. However, because our license from Durect is limited to the field of Alzheimer’s disease, we will not be able to develop a leuprolide acetate implant based on Durect’s technology for these additional indications without obtaining an appropriate amendment of our license from Durect. If Durect will not agree to such an amendment, we could seek to develop other polymeric implants of leuprolide acetate that are outside of Durect’s patents and know-how. However, it might be time consuming and expensive for us to do so and might deprive us of the clinical and regulatory benefits that we believe will be available to us from developing a leuprolide acetate implant based on Durect’s technology for additional indications.

We may also enter into additional licenses in the future. Our existing license with Durect imposes, and we expect future licenses with third parties will impose, various diligence, milestone payment, royalty, insurance and other obligations on us. If we fail to comply with these obligations, the licensor may have the right to terminate the license, in which event we might not be able to market any product that is covered by the licensed patents.

IF WE ARE UNABLE TO PROTECT THE CONFIDENTIALITY OF OUR PROPRIETARY INFORMATION AND KNOW-HOW, THE VALUE OF OUR TECHNOLOGY AND PRODUCTS COULD BE ADVERSELY AFFECTED.

In addition to patented technology, we rely upon unpatented proprietary technology, processes and know-how, including particularly Durect’s manufacturing know-how relating to the production of VP4896. We seek to protect our unpatented proprietary information in part by confidentiality agreements with our employees, consultants and third parties. These agreements may be breached and we may not have adequate remedies for any such breach. In addition, our trade secrets may otherwise become known or be independently developed by competitors. If we are unable to protect the confidentiality of our proprietary information and know-how, competitors may be able to use this information to develop products that compete with our products, which could adversely impact our business. We could be similarly harmed if Durect’s confidential know-how relating to the production of VP4896 becomes known to our competitors.

IF WE INFRINGE OR ARE ALLEGED TO INFRINGE INTELLECTUAL PROPERTY RIGHTS OF THIRD PARTIES, IT WILL ADVERSELY AFFECT OUR BUSINESS.

Our research, development and commercialization activities, as well as any product candidates or products resulting from these activities, may infringe or be claimed to infringe patents or patent applications under which we do not hold licenses or other rights. Third parties may own or control these patents and patent applications in the United States and abroad. These third parties could bring claims against us or our collaborators that would cause us to incur substantial expenses and, if successful against us, could cause us to pay substantial damages. Further, if a patent infringement suit were brought against us or our collaborators, we or they could be forced to stop or delay research, development, manufacturing or sales of the product or product candidate that is the subject of the suit.

As a result of patent infringement claims, or in order to avoid potential claims, we or our current or future collaborators may choose or be required to seek a license from the third party and be required to pay license fees or royalties or both. These licenses may not be available on acceptable terms, or at all. Even if we or our collaborators were able to obtain a license, the rights may be nonexclusive, which could result in our competitors gaining access to the same intellectual property. Ultimately, we could be prevented from commercializing a product, or be forced to cease some aspect of our business operations, if, as a result of actual or threatened patent infringement claims, we or our collaborators are unable to enter into licenses on acceptable terms. This could harm our business significantly.

For example, we are aware of one issued third party U.S. patent, filed after our issued patent was filed, which includes a claim directed to a method for the treatment of a neurodegenerative disorder which could form the basis of an infringement claim. We believe that if this patent were asserted against us in an infringement action relating to VP4896 for the treatment of mild to moderate Alzheimer’s disease, the claims should be held invalid. An issued U.S. patent, however, is entitled to a presumption of validity as a matter of law. If the claims of this third party patent were found valid and interpreted to cover the use of VP4896 for the treatment for Alzheimer’s disease, we would be liable for past damages for infringement and might be required to obtain a license under the patent to manufacture and market VP4896. If a license were not available to us on acceptable terms, or at all, we might not be able to market VP4896.

Moreover, the field of polymeric implants for sustained drug release is highly competitive, and we are aware of third party patents directed to technologies similar to that of Durect. Although we are not aware of any third party patents that would be literally infringed by the commercial development of the VP4896 implant, we are aware of third party patents which include claims directed to implants containing a copolymer of lactic acid and glycolic acid, that could be asserted against our product in the United States under the doctrine of equivalents. Even if a U.S. patent claim is not literally infringed, the doctrine of equivalents permits a court to find infringement if the differences between the accused product or process and the patent claims are insubstantial. If a court were to find a third party patent infringed under the doctrine of equivalents, the consequences could be the same as those of a finding of literal infringement, including liability for past damages and the possibility of being enjoined from commercializing the affected product or process. In the event of an injunction, we would be required to cease marketing VP4896, but could develop an alternative sustained release formulation which would not infringe any third party patents. Development of an alternative sustained release formulation would require substantial additional time and expense, including additional regulatory review, all of which could harm our business significantly.

There has been substantial litigation and other proceedings regarding patent and other intellectual property rights in the pharmaceutical and biotechnology industries. In addition to infringement claims against us, we may become a party to other patent litigation and other proceedings, including interference proceedings declared by the United States Patent and Trademark Office and opposition proceedings in the European Patent Office, regarding intellectual property rights with respect to our products and technology. The cost to us of any patent litigation or other proceeding, even if resolved in our favor, could be substantial. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their substantially greater financial resources. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could have a material adverse effect on our ability to compete in the marketplace. Patent litigation and other proceedings may also absorb significant management time.

IF WE ARE NOT ABLE TO OBTAIN REQUIRED REGULATORY APPROVALS, WE WILL NOT BE ABLE TO COMMERCIALIZE OUR PRODUCT CANDIDATES, AND OUR ABILITY TO GENERATE REVENUE WILL BE MATERIALLY IMPAIRED.

Our product candidates and the activities associated with their development and commercialization, including their testing, manufacture, safety, efficacy, record keeping, labeling, storage, approval, advertising, promotion, sale and distribution, are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and by comparable authorities in other countries. Failure to obtain regulatory approval for a product candidate will prevent us from commercializing the product candidate.

We have not received regulatory approval to market any of our product candidates in any jurisdiction. We have only limited experience in filing the applications necessary to gain regulatory approvals and expect to rely on third party contract research organizations to assist us in this process. Securing FDA approval requires the submission of extensive pre-clinical and clinical data, information about product manufacturing processes and inspection of facilities and supporting information to the FDA for each therapeutic indication to establish the product candidate’s safety and efficacy. Our future products may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining regulatory approval or prevent or limit commercial use.

The process of obtaining regulatory approvals is expensive, often takes many years, if approval is obtained at all, and can vary substantially based upon, among other things, the type, complexity and novelty of the product candidates involved. Changes in the regulatory approval policy during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted product application, may cause delays in the approval or rejection of an application. The FDA has substantial discretion in the approval process and may refuse to accept any application or may decide that our data is insufficient for approval and require additional pre-clinical, clinical or other studies. In addition, varying interpretations of the data obtained from pre-clinical and clinical testing could delay, limit or prevent regulatory approval of a product candidate. Any regulatory approval we ultimately obtain may be limited or subject to restrictions or post-approval commitments that render the product not commercially viable.

OUR PRODUCTS COULD BE SUBJECT TO RESTRICTIONS OR WITHDRAWAL FROM THE MARKET AND WE MAY BE SUBJECT TO PENALTIES IF WE FAIL TO COMPLY WITH REGULATORY REQUIREMENTS OR IF WE EXPERIENCE UNANTICIPATED PROBLEMS WITH OUR PRODUCTS, WHEN AND IF ANY OF THEM ARE APPROVED.

Any product for which we obtain marketing approval, along with the manufacturing processes, post-approval clinical data, labeling, advertising and promotional activities for such product, will be subject to continual requirements of and review by the FDA and comparable regulatory bodies. These requirements include submissions of safety and other post-marketing information and reports, registration requirements, cGMP requirements relating to quality control, quality assurance and corresponding maintenance of records and documents and requirements regarding the distribution of samples to physicians and record keeping. Even if regulatory approval of a product is granted, the approval may be subject to limitations on the indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for costly post-marketing testing and surveillance to monitor the safety or efficacy of the product. Later discovery of previously unknown problems with our products, manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in:

•	restrictions on such products, manufacturers or manufacturing processes;

•	warning letters;

•	withdrawal of the products from the market;

•	refusal to approve pending applications or supplements to approved applications that we submit;

•	recall;

•	fines;

•	suspension or withdrawal of regulatory approvals;

•	refusal to permit the import or export of our products;

•	product seizure; and

•	injunctions or the imposition of civil or criminal penalties.

FAILURE TO OBTAIN REGULATORY APPROVAL IN INTERNATIONAL JURISDICTIONS WOULD PREVENT US FROM MARKETING OUR PRODUCTS ABROAD.

We intend to have our products marketed outside the United States. In order to market our products in the European Union and many other foreign jurisdictions, we must obtain separate regulatory approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ from that required to obtain FDA approval. The foreign regulatory approval process may include all of the risks associated with obtaining FDA approval. We may not obtain foreign regulatory approvals on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries or jurisdictions or by the FDA. We may not be able to file for regulatory approvals and may not receive necessary approvals to commercialize our products in any market.

THE COMMERCIAL SUCCESS OF ANY PRODUCTS THAT WE MAY DEVELOP WILL DEPEND UPON THE DEGREE OF MARKET ACCEPTANCE BY PHYSICIANS, PATIENTS, HEALTHCARE PAYORS AND OTHERS IN THE MEDICAL COMMUNITY.

Any products that we bring to the market may not gain market acceptance by physicians, patients, healthcare payors and others in the medical community. If these products do not achieve an adequate level of acceptance, we may not generate significant product revenues and we may not become profitable. The degree of market acceptance of our product candidates, if approved for commercial sale, will depend on a number of factors, including:

•	the prevalence and severity of any side effects;

•	the efficacy and potential advantages over alternative treatments;

•	the ability to offer our product candidates for sale at competitive prices;

•	relative convenience and ease of administration;

•	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;

•	the strength of marketing and distribution support; and

•	sufficient third party coverage or reimbursement.

IF WE ARE UNABLE TO ESTABLISH SALES AND MARKETING CAPABILITIES OR ENTER INTO AGREEMENTS WITH THIRD PARTIES TO MARKET AND SELL OUR PRODUCT CANDIDATES, WE MAY BE UNABLE TO GENERATE PRODUCT REVENUES.

We do not currently have a sales or marketing organization and have limited experience in the sale, marketing or distribution of pharmaceutical products. To achieve commercial success for any approved product, we must either develop a sales and marketing organization or outsource these functions to third parties. We intend to selectively enter into collaboration agreements with leading pharmaceutical and biotechnology companies to assist us in furthering the development of our product candidates. In particular, we intend to enter into these third-party arrangements for target indications in which our potential collaborator has particular expertise or that involve a large, primary care market that must be served by large sales and marketing organizations. Our goal in these collaborations will be to maintain co-promotion or co-commercialization rights in the United States and, in some cases, other markets.  There are risks involved with establishing our own sales and marketing capabilities, as well as in entering into arrangements with third parties to perform these services. For example, developing a sales force is expensive and time consuming and could delay any product launch. We will begin to incur many sales and marketing costs prior to receiving marketing approval for our product candidates. If the commercial launch of a product candidate for which we recruit a sales force and establish marketing capabilities is delayed or prohibited as a result of FDA requirements or other reasons, our investment in these functions would be lost. If we enter into arrangements with third parties to perform sales and marketing services, our product revenues could be lower than if we directly sold and marketed our products. In addition, any revenues received under such arrangements will depend on the skills and efforts of others, and we do not know whether these efforts will be successful.

IF THIRD PARTY PAYORS DO NOT PROVIDE COVERAGE FOR PRODUCTS WE MAY DEVELOP, OR IF THE AMOUNT THAT A THIRD PARTY PAYOR MAY REIMBURSE HEALTH CARE PROVIDERS WHO USE ANY PRODUCTS THAT WE MAY DEVELOP IS NOT ADEQUATE TO COMPENSATE THE HEALTH CARE PROVIDER FOR THE USE OF ANY SUCH PRODUCT, OUR REVENUES AND PROSPECTS FOR PROFITABILITY WILL SUFFER.

Our revenues and profits will depend heavily on purchases of any products we may develop by health care providers who receive reimbursement from third party payors, including governmental and private payors, both in the United States and abroad. Whether health care providers will purchase any products we develop will depend in part upon the coverage policies and availability of adequate reimbursement from such third party payors. Obtaining reimbursement from a third party payor will depend on whether a product is covered under the third party payor’s benefit plan. In general, to be covered, a product must fall within a designated benefit category and be medically reasonable and necessary for treatment. However, even if covered, the amount and method of reimbursement will vary based on factors such as the particular site of service in which the product is used.

Obtaining a determination that a product is covered is a time-consuming and costly process that could require us to provide supporting scientific, clinical and cost-effectiveness data for the use of our products to each payor. We may not be able to provide data sufficient to gain coverage. Even when a payor determines that a product is covered, the payor may impose limitations that preclude payment for some uses that are approved by the FDA or comparable authorities but are determined by the payor to not be medically reasonable and necessary. Moreover, eligibility for coverage does not imply that any product will be covered in all cases or that reimbursement will be available at a rate that permits the health care provider to cover its costs of using the product.

Most persons suffering from Alzheimer’s disease are elderly, and therefore we expect that coverage and reimbursement for VP4896 for this indication in the United States will be primarily through the Medicare program. Our business would be materially adversely affected if the Medicare program were to determine that it will not: (1) cover VP4896 for the treatment of Alzheimer’s disease, or any other products we may develop; or (2) adequately reimburse health care providers for the use of VP4896 or any other products we may develop.

Beginning in 2005, pursuant to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, Medicare changed the formula used to calculate the reimbursement for physician-administered drugs. The price established for VP4896 under the Medicare program under the new formula will probably be less than under the previous formula. In addition, alternative methods for calculating reimbursement are used under the Medicare program depending on the benefit category and site of service, which could lower reimbursement still further. In addition, starting in January 2006, physicians now have the option of being reimbursed directly by Medicare or participating in the Competitive Acquisition Program, or CAP, whereby the physician has the option to obtain drugs from a CAP vendor who negotiates prices with drug companies and obtains reimbursement from Medicare for the drug. If substantial numbers of physicians participate in the CAP, it will likely decrease the price we can obtain for VP4896 from the CAP vendor, if it is approved for marketing.

Any products we may develop may also receive reimbursement under Medicaid. If the state-specific Medicaid programs do not provide adequate coverage and reimbursement for any products we may develop, it may have a negative impact on our operations.

The scope of coverage and payment policies varies among third-party private payors, including indemnity insurers, employer group health insurance programs and managed care plans. Such third party carriers may base their coverage and reimbursement on the coverage and reimbursement rate paid by carriers for Medicare beneficiaries. Furthermore, many such payors are investigating or implementing methods for reducing health care costs, such as the establishment of prospective payment systems. Cost containment pressures have led to an increased emphasis on the use of cost-effective products by health care providers. If private payors do not provide adequate coverage or reimbursement for any products we may develop, it could have a negative effect on revenues and results of operations.

FOREIGN GOVERNMENTS TEND TO IMPOSE STRICT PRICE CONTROLS, WHICH MAY ADVERSELY AFFECT OUR REVENUES, IF ANY.

In some foreign countries, particularly the countries of the European Union, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidate to other available therapies. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business could be adversely affected.

IF PRODUCT LIABILITY LAWSUITS ARE BROUGHT AGAINST US, WE MAY INCUR SUBSTANTIAL LIABILITIES AND MAY BE REQUIRED TO LIMIT COMMERCIALIZATION OF ANY PRODUCTS THAT WE MAY DEVELOP.

We face an inherent risk of product liability exposure related to the testing of our product candidates in human clinical trials and will face an even greater risk if we commercially sell any products that we may develop. Because VP4896 is being developed as an implant that will contain eight weeks’ supply of drug, we may face higher product liability risk than if our product was administered in another form, such as a daily pill. If we cannot successfully defend ourselves against claims that our product candidates or products caused injuries, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

•	decreased demand for any product candidates or products that we may develop;

•	injury to our reputation;

•	withdrawal of clinical trial participants;

•	costs to defend the related litigation;

•	substantial monetary awards to trial participants or patients;

•	loss of revenue; and

•	the inability to commercialize any products that we may develop.

We have product liability insurance that covers our clinical trials up to a $10 million annual aggregate limit and subject to a per claim deductible. The amount of insurance that we currently hold may not be adequate to cover all liabilities that may incur. We intend to expand our insurance coverage to include the sale of commercial products if we obtain marketing approval for any products. Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost and we may not be able to obtain insurance coverage that will be adequate to satisfy any liability that may arise.

WE FACE SUBSTANTIAL COMPETITION, WHICH MAY RESULT IN OTHERS DISCOVERING, DEVELOPING OR COMMERCIALIZING PRODUCTS BEFORE OR MORE SUCCESSFULLY THAN WE DO.

The development and commercialization of new drugs is highly competitive. We face competition with respect to our current product candidates and any products we may seek to develop or commercialize in the future from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. Potential competitors also include academic institutions, government agencies, and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization. Our competitors may develop products that are more effective, safer, more convenient or less costly than any that we are developing or that would render our product candidates obsolete or non-competitive. Our competitors may also obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours.

We believe that many competitors are attempting to develop therapeutics for Alzheimer’s disease, including academic institutions, government agencies, public and private research organizations, large pharmaceutical companies and smaller more focused companies.

There are currently five drugs approved for the treatment of Alzheimer’s disease in the United States. In many cases, these products have well-known brand names, are distributed by large pharmaceutical companies with substantial resources and experience and have achieved widespread acceptance among physicians and patients. See “Business—Alzheimer’s disease.”  In addition, we are aware of product candidates of third parties that are in development, which, if approved, would compete against our product candidates, if approved.

Durect has made a commitment to us not to develop, commercialize or license to someone else formulations of leuprolide acetate that release a similar dose per unit of time as does VP4896, but has otherwise not committed to us that it will not develop other leuprolide acetate products, including sustained release leuprolide acetate products, using its technologies. As a result, Durect could collaborate with a third party to develop a product having a different dose that competes with VP4896, in some cases using the same Durect sustained release technology as is included in VP4896. Finally, as described under “Risk Factors—There are limitations on our patent rights relating to our product candidates and technologies, including with respect to the use of VP4896 to treat Alzheimer’s disease, that may affect our ability to exclude third parties from competing against us if we receive approval to market these product candidates or technologies,” to the extent that we market products with active ingredients that do not have composition of matter patent protection and are approved for other indications, such as leuprolide acetate, it is possible that we will experience competition from off label sales of products containing these active ingredients.

Many of our competitors have significantly greater financial resources and expertise in research and development, manufacturing, pre-clinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. Smaller or early stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These third parties compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to or necessary for our programs or advantageous to our business.

VP4896, our lead product candidate for the treatment of mild to moderate Alzheimer’s disease, is a small biodegradable implant that is administered once every eight weeks by a physician in the physician’s office through a minor surgical procedure. All drugs currently marketed for the treatment of Alzheimer’s disease, and many of the drugs under development for this indication, are orally self-administered pills. If VP4896’s administration method is not accepted by patients or physicians, we may not generate significant product revenues and our business may be materially harmed.

OUR BUSINESS ACTIVITIES INVOLVE THE USE OF HAZARDOUS MATERIALS, WHICH REQUIRE COMPLIANCE WITH ENVIRONMENTAL AND OCCUPATIONAL SAFETY LAWS REGULATING THE USE OF SUCH MATERIALS. IF WE VIOLATE THESE LAWS, WE COULD BE SUBJECT TO SIGNIFICANT FINES, LIABILITIES OR OTHER ADVERSE CONSEQUENCES.

Our research and development programs involve the controlled use of hazardous materials. Accordingly, we are subject to federal, state and local laws governing the use, handling and disposal of these materials. Although we believe that our safety procedures for handling and disposing of these materials comply in all material respects with the standards prescribed by state and federal regulations, we cannot completely eliminate the risk of accidental contamination or injury from these materials. In addition, our collaborators may not comply with these laws. In the event of an accident or failure to comply with environmental laws, we could be held liable for damages that result, and any such liability could exceed our assets and resources.

WE MUST COMPLY WITH FEDERAL, STATE AND FOREIGN LAWS, REGULATIONS, AND OTHER RULES RELATING TO THE HEALTH CARE BUSINESS AND, IF WE ARE UNABLE TO FULLY COMPLY WITH SUCH LAWS, REGULATIONS AND OTHER RULES, WE COULD FACE SUBSTANTIAL PENALTIES.

We are or will be, directly or indirectly through our customers, subject to extensive regulation by the federal government, the states and foreign countries in which we may conduct our business. The laws that directly or indirectly affect our ability to operate our business include the following:

•
the federal Medicare and Medicaid Anti-Kickback law, which prohibits persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce either the referral of an individual, or furnishing or arranging for a good or service, for which payment may be made under federal healthcare programs such as the Medicare and Medicaid Programs;

•
other Medicare laws, regulations, rules, manual provisions and policies that prescribe the requirements for coverage and payment for services performed by our customers, including the amount of such payment;

•	the federal False Claims Act, which imposes civil and criminal liability on individuals and entities who submit, or cause to be submitted, false or fraudulent claims for payment to the government;

•
the federal False Statements Act, which prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services; and

•	state and foreign law equivalents of the foregoing.

If our operations are found to be in violation of any of the laws, regulations, rules or policies described above or any other law or governmental regulation to which we or our customers are or will be subject, or if the interpretation of the foregoing changes, we may be subject to civil and criminal penalties, damages, fines, exclusion from the Medicare and Medicaid programs and the curtailment or restructuring of our operations. Similarly, if our customers are found non-compliant with applicable laws, they may be subject to sanctions, which could also have a negative impact on us. Any penalties, damages, fines, curtailment or restructuring of our operations would adversely affect our ability to operate our business and our financial results. The risk of our being found in violation of these laws is increased by the fact that many of them have not been fully interpreted by the regulatory authorities or the courts, and their provisions are open to a variety of interpretations, and additional legal or regulatory change. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses, divert our management’s attention from the operation of our business and damage our reputation.

WE HAVE SUBSTANTIAL INDEBTEDNESS TO TRADE CREDITORS AND SEVERAL TRADE CREDITORS HAVE OBTAINED JUDGMENTS AGAINST US.

We have substantial indebtedness to trade creditors relating to goods and services provided to us in connection with our truncated Phase III trials. In general, our relationship with our trade creditors have remained cordial despite this indebtedness and the vast majority of our trade creditors have cooperated  with us in our efforts to defer payments to them until we can obtain further financing. However, there can be no assurance that our trade creditors will continue to be cooperative and one or more of them may choose to bring suit to enforce their claims.  One trade creditor won a judgment of approximately $1,100,000 against us and we subsequently entered into a negotiated payment arrangement with this creditor, which reduced the ultimate liability to $900,000. In addition, several other trade creditors have obtained default judgments against us, although to our knowledge none of such creditors have initiated any court proceedings to enforce those judgments. To date, the total amount of judgments rendered against us is $1.4 million.

OUR FUTURE SUCCESS DEPENDS ON OUR ABILITY TO RETAIN OUR CHIEF EXECUTIVE OFFICER AND OTHER KEY EXECUTIVES AND TO ATTRACT, RETAIN AND MOTIVATE QUALIFIED PERSONNEL.

We are highly dependent on Patrick S. Smith, our Chairman, President and Chief Executive Officer, David J. Corcoran, our Chief Financial Officer, and the other principal members of our executive and scientific teams. Although we do not have any reason to believe that we may lose the services of any of these persons in the foreseeable future, the loss of the services of any of these persons might impede the achievement of our research, development, and commercialization objectives.  At this time, we do not have employment agreements with any of our key personnel, including Mr. Smith and Mr. Corcoran.

Recruiting and retaining qualified scientific personnel and sales and marketing personnel will also be critical to our success. We may not be able to attract and retain these personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific personnel from universities and research institutions. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us.

RISKS RELATED TO OUR COMMON STOCK

ANY ADDITIONAL FUNDING WE ARRANGE THROUGH THE SALE OF OUR COMMON STOCK WILL RESULT IN DILUTION TO EXISTING SECURITY HOLDERS.

We will have to raise additional capital in order for our business plan to succeed. Wherever possible, our board of directors will attempt to use non-cash consideration to satisfy obligations. Therefore, our most likely source of additional capital will be through the sale of additional shares of our common stock. Our board of directors has authority, without action or vote of the shareholders, to issue all or part of the authorized 480,000,000 shares.  In addition, if a trading market develops for our common stock, we may attempt to raise capital by selling shares of our common stock, possibly at a discount to market. Such issuances will cause our security holders’ interests in our Company to be diluted, which may negatively affect the value of their shares.

CURRENTLY, THERE IS NO PUBLIC MARKET FOR OUR SHARES OF COMMON STOCK, AND THERE CAN BE NO ASSURANCE THAT ANY PUBLIC MARKET WILL EVER DEVELOP OR THAT OUR COMMON STOCK WILL BE QUOTED FOR TRADING.

Our common stock is listed on the Over-the-Counter Bulletin Board under the symbol “CURX. PK.” However, there is a limited trading market for our shares of common stock. Even if we are successful in developing a public market, there may not be enough liquidity in such market to enable our security holders to sell their stock.  If a public market for our common stock does not develop, investors may not be able to re-sell the shares of its common stock, rendering their shares effectively worthless and resulting in a complete loss of their investment. We cannot predict the extent to which investor interest in our Company will lead to the development of an active, liquid trading market. Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders for investors.

IN THE EVENT THAT A PUBLIC MARKET DOES DEVELOP, THE PRICE OF OUR COMMON STOCK WILL BE SUBJECT TO SIGNIFICANT PRICE FLUCTUATIONS.

Until an orderly market develops in our common stock, if ever, the price at which our common stock trades is likely to fluctuate significantly. Prices for our common stock will be determined in the marketplace and may be influenced by many factors, including the depth and liquidity of the market for shares of our common stock, developments affecting our business, including the impact of the factors referred to elsewhere in these Risk Factors, investor perception of our Company and general economic and market conditions.  No assurances can be given that an orderly or liquid market will ever develop for the shares of our stock.

In addition, our common stock may not be followed by any market analysts, and there may be few institutions acting as market makers for our common stock.  Currently, there are five institutions acting as market makers, but there can be no guarantee that they will continue to do so or that any other institutions in the future will act as a market make for our common stock. Either of these factors could (i) adversely affect the trading price of our common stock and (ii) severely limit the liquidity of our common stock.

ANY TRADING MARKET THAT MAY DEVELOP MAY BE RESTRICTED BY VIRTUE OF STATE SECURITIES “BLUE SKY” LAWS, MAKING IT DIFFICULT OR IMPOSSIBLE FOR OUR SECURITY HOLDERS TO SELL SHARES OF ITS COMMON STOCK IN THOSE STATES.

There is a limited public market for our shares of common stock, and there can be no assurance that any public market will develop in the foreseeable future. Transfer of our common stock may also be restricted under the securities regulations and laws promulgated by various states and foreign jurisdictions, commonly referred to as “Blue Sky” laws, which prohibit trading absent compliance with individual state laws. Absent compliance with such individual state laws, our common stock may not be traded in such jurisdictions.

BECAUSE WE ARE SUBJECT TO THE “PENNY STOCK” RULES, THE LEVEL OF TRADING ACTIVITY IN OUR COMMON STOCK MAY BE REDUCED.

Broker-dealer practices in connection with transactions in “penny stocks” are regulated by penny stock rules adopted by the Securities and Exchange Commission. Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on some national securities exchanges). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market, and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, broker-dealers who sell these securities to persons other than established customers and “accredited investors” must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. Consequently, these requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a security subject to the penny stock rules, and investors in our common stock may find it difficult to sell their shares.

WE DO NOT EXPECT TO PAY DIVIDENDS TO HOLDERS OF OUR COMMON STOCK IN THE FORESEEABLE FUTURE. AS A RESULT, HOLDERS OF OUR COMMON STOCK MUST RELY ON STOCK APPRECIATION FOR ANY RETURN ON THEIR INVESTMENT.

We have not declared any dividends since our inception, and we do not plan to declare any dividends in the foreseeable future. If we were to become profitable, it would be expected that all of such earnings would be retained to support our business. Accordingly, holders of our common stock will have to rely on capital appreciation, if any, to earn a return on their investment in our common stock.

CERTAIN PROVISIONS OF OUR CHARTER COULD DISCOURAGE POTENTIAL ACQUISITION PROPOSALS OR CHANGE IN CONTROL.

Our board of directors, without further stockholder approval, may issue preferred stock that would contain provisions that could have the effect of delaying or preventing a change in control or which may prevent or frustrate any attempt by stockholders to replace or remove the current management. The issuance of additional shares of preferred stock could also adversely affect the voting power of the holders of our common stock, including the loss of voting control to others.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.  PROPERTIES.

The Company leased 2,000 square feet in an executive office suite in Durham, North Carolina.  The lease expired on February 28, 2011, and was not renewed due to the Company’s limited workforce.  Our executive office is currently leased to us by Mr. David Corcoran, our Chief Financial Officer, who provides the space to us at no charge. The address of our executive office is 51 Berkshire Street, Swampscott, Massachusetts 01907.  We are confident that as the Company’s need for space increases, suitable space will be available at commercially reasonable terms.

ITEM 3.  LEGAL PROCEEDINGS.

In 2008, Aptuit, Inc. obtained a judgment for approximately $1.1M in the Circuit Court of Jackson County, Missouri at Kansas City, relating to work it performed for Curaxis in connection with our truncated ALADDIN 301 trial. Aptuit’s claims were based on invoices previously rendered to Curaxis in connection with that work and on a promissory note that Curaxis had delivered to Aptuit in connection with those invoices. We subsequently entered into a settlement agreement with Aptuit that requires payment of $900,000 over a two year period to satisfy this judgment.

In 2009, Genzyme Corporation obtained a judgment for $425,000 in the United States District Court for the District of Massachusetts, relating to leuprolide supplied to Curaxis in 2006 for our truncated ALADDIN 301 trial. Curaxis did not oppose the entry of this judgment, as it had previously acknowledged the validity of this debt to Genzyme. Genzyme has informally agreed through their counsel to defer any collection activities until mid-2011 and we expect to have discussions with Genzyme to establish a payment schedule for this judgment at that time.

In 2009, Margolin Brain Institute obtained a default judgment for $128,469, including interest and attorneys fees, in the Superior Court of the State of California, Fresno County - Civil Division, relating to work it performed in our truncated ALADDIN 301 trial. We expect to engage in discussions concerning settlement and payment of this judgment later in 2011.

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

ITEM 4.  (REMOVED AND RESERVED).

PART II

ITEM 5.  MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) Market Information

Our common stock is quoted on the OTCQB under the trading symbol “CURX.PK.”  To date, our common stock has traded with limited volume.

The following table sets forth the range of the high and low bid quotations of the Common Stock for the past two years in the over-the-counter market, as reported by the OTC Bulletin Board and in the Pink Sheets. The quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

Calendar Quarter Ended:

	High	Low
2010
December 31	$1.47	0.28
September 30	$1.90	0.90
June 30	$1.30	0.40
March 31	$1.00	0.20

2009
December 31	$--	--
September 30	$--	--
June 30	$--	--
March 31	$--	--

(b) Holders

As of March 30, 2011, the Company had 1,240 stockholders of record of our common stock.  This figure does not take into account those shareholders whose certificates are held in the name of broker-dealers, “street name,” or other nominees.

(c) Dividends

We have not declared any dividends in the past, and we do not plan to declare dividends in the future.

Recent Sales of Unregistered Securities

During 2010, we issued 528,459 shares of common stock as a result of warrant conversions.

During 2010, we issued an aggregate of 179,096 shares of our common stock for services rendered.  In addition, we issued a total of 5,857,273 warrants for the purchase of our common stock for services rendered and as consideration for the Merger transaction and execution of the Equity Credit Agreement.  At December 31, 2010, warrants outstanding for the purchase or the Company’s common stock were as follows:

# of Shares	Exercise Price	Expiration Date

3,095,800	$ 0.10	December 31, 2011
54,800	$ 0.50	December 31, 2011
2,149,100	$0.001	August 31, 2016
844,400	$ 0.22	August 31, 2016
3,589,500	$0.001	July 29, 2017
820,800	$ 1.52	September 15, 2015
100,000	$ 0.30	August 31, 2015
10,654,400

During 2010, the Company issued 500 shares of Series A and 500 shares of Series B convertible preferred stock.   Each share of Series A and Series B preferred stock has a par value of $.0001 and an initial stated value equal to $1,000. Each share of preferred stock shall be convertible at any time at the option of the Holder into common stock.  The number of shares of common stock to be issued upon conversion of each share of preferred stock will be determined by dividing the initial stated value of the preferred stock by a pre-determined conversion rate.  The predetermined conversion rates for the Series A and Series B preferred stock is $0.35 and $0.50, respectively. Assuming conversion of all shares of preferred stock issued, 2,428,571 shares of the Company’s common stock would be issued.

At December 31, 2010, 3,528,000 options were outstanding for the purchase of shares of the company’s stock.  The weighted average exercise price and the weighted average contractual term of the outstanding options was $1.75 and 4.54 years, respectively.

ITEM 6.  SELECTED FINANCIAL DATA.

Not applicable for smaller reporting companies.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of our operations should be read in conjunction with the financial statements and the notes thereto of Curaxis Pharmaceutical Corporation which appear elsewhere in this Annual Report.  The results shown herein are not necessarily indicative of the results to be expected for any future periods.

Forward Looking Statements

The Company is including the following cautionary statement in this Annual Report on Form 10-K for any forward-looking statements made by, or on behalf of, the Company.  Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts.  Certain statements contained herein are forward-looking statements and accordingly involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements.  Our expectations, beliefs and projections are expressed in good faith and are believed by us to have a reasonable basis, including without limitation, management’s examination of historical operating trends, data contained in our records and other data available from third parties, but there can be no assurance that management’s expectation, beliefs or projections will result or be achieved or accomplished.  In addition to other factors and matters discussed elsewhere herein, the following are important factors that, in our view, could cause actual results to differ materially from those discussed in the forward-looking statements: technological advances by our competitors, changes in health care reform, including reimbursement programs, capital needs to fund any delays or extensions of development programs, delays in the manufacture of new and existing products by us or third party contractors, market acceptance of our products, the loss of any key employees, delays in obtaining federal, state or local regulatory clearance for new installations and operations, changes in governmental regulations, and the availability of capital on terms satisfactory to us.  We are also subject to numerous Risk Factors relating to manufacturing, regulatory, financial resources and personnel as described in this Annual Report.  We disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date hereof.

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

Since Curaxis’ inception, it has not received approval to market any product, has had no revenues from product sales and has devoted substantially all of its efforts to the development of its treatment for mild to moderate Alzheimer’s disease. Curaxis funded its operations primarily through the sale of common stock, preferred stock and warrants to private investors, which have provided net cash proceeds of approximately $75.7 million as of December 31, 2010.  Curaxis has never been profitable and, as December 31, 2010, it had an accumulated deficit of $89.8 million.  Curaxis had a net loss of $2.2 million for the year ended December 31, 2010 and a net loss of $89.9 million for the cumulative period from inception through December 31, 2010. Net income of $5.0 million was recognized for the year ended December 31, 2009 as a result of successful restructuring of trade debt.  At December 31, 2010 it had $2 thousand in cash and cash equivalents.

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

We expect our minimum cash needs to fund our operating expenses and capital expenditures, excluding direct costs of the propsed Phase IIb trial,  for the twelve-month period ending December 31, 2011 to be approximately $2.2 million. We expect to incur significant and increasing operating losses for at least the foreseeable future as we advance our drug candidates from research through pre-clinical testing and clinical trials and seek regulatory approval and eventual commercialization for any drug candidates that may receive regulatory approval. We will need to generate significant revenues to achieve profitability and we may never do so.

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

The successful development of pharmaceuticals, including our lead product candidate, Memryte, for the treatment of mild to moderate Alzheimer’s disease, is uncertain. We estimate that we will incur expenses of at least $48 million between 2010 and 2014 in order to complete the clinical development of Memryte in accordance with our current development plan and seek FDA approval to market Memryte. If we or the FDA cause a change or delay in our development plan for Memryte, our costs could increase substantially. We cannot reasonably estimate or know the nature, timing and estimated expenses of the efforts necessary to complete the remainder of the development of, or the period, if ever, in which material net cash inflows will commence from Memryte for this indication or other product candidates due to the numerous risks and uncertainties associated with developing drugs, including the uncertainty of:

•	the scope, rate of progress and expense of our clinical trials and other research and development activities;

•	future clinical trial results;

•	the expense, timing and outcome of seeking regulatory approvals;

•	the expense of establishing clinical and commercial supplies of our product candidates and any products that we may develop;

•	the effect of competing technological and market developments; and

•	the expense of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights.

Critical Accounting Policies and Estimates

The discussion and analysis of Curaxis’ financial condition and results of operations set forth below are based on its financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, or “GAAP.”  The preparation of these financial statements requires Curaxis to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Curaxis based its estimates on historical experience and on various other assumptions that it believed to be reasonable under the circumstances. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following accounting policies are the most critical to Curaxis’ financial statements. We believe they are important to the presentation of its financial condition and require the greatest degree of management judgment to make the estimates necessary to ensure their fair presentation.

Accrued Expenses

As part of the process of preparing financial statements, Curaxis is required to estimate accrued expenses. This process involves identifying services which have been performed on its behalf and estimating the level of service performed and the associated cost incurred for such service as of each balance sheet date in its financial statements. Services for which it must estimate accrued expenses include:

•	costs of services performed by contract research organizations and clinical sites in conjunction with clinical trials;

•	costs of services performed by contract manufacturers in conjunction with the production of clinical trial materials; and

•	professional service fees and expenses.

In accruing service fees, Curaxis estimated the time period over which services will be provided and the level of effort in each period. If the actual timing of the provision of services or the level of effort varies from the estimate, it will adjust the accrual accordingly. The majority of its service providers invoice Curaxis monthly in arrears for services performed. In the event that Curaxis does not identify costs that have begun to be incurred or it underestimates or overestimates the level of services performed or the costs of such services, its actual expenses could differ from such estimates. The date on which some services commence, the level of services performed on or before a given date and the cost of such services are often subjective determinations. Curaxis made judgments based upon the facts and circumstances known to it in accordance with GAAP.

Research and Development

Curaxis expenses all research and development costs as incurred. Research and development expense includes, among other things, clinical trial costs. It accounts for its clinical trial costs by estimating the total cost to treat a patient in each clinical trial and recognizing this cost, based on a variety of factors, beginning with the preparation for the clinical trial. This estimated cost includes payments to its contract research organizations for trial site and patient-related costs, including laboratory costs related to the conduct of the trial, and other costs. Its cost per patient varies based on the type of clinical trial, the site of the clinical trial and the length of the treatment period for each patient. As actual costs become known to it, it adjusts its accrual.  These changes in estimates may result in a material change in its clinical study accrual, which could materially affect its results of operations. Research and development expenses includes those costs described under “Financial Operations Overview—Research and Development” below.

Stock-Based Compensation

As a normal practice, Curaxis compensates employees and non-employee directors through stock-based compensation. It applies ASC 718 Compensation – Stock Compensation, to stock-based compensation awards.  ASC 718 requires the measurement and recognition of non-cash compensation expense for all share-based payment awards made to employees and directors, including employee stock options related to its 2001 Stock Option Plan and 2005 Stock Option Plan, based on fair values. Curaxis adopted this Statement on January 1, 2006 using the modified prospective application.

Stock compensation arrangements with non-employee service providers are accounted for in accordance ASC 505-50 Equity-Based Payments to Non-Employees, using a fair value approach.  The compensation costs of these arrangements are subject to re-measurement over the vesting terms as earned.

The measurement of stock-based compensation requires the use of complex option pricing models and application of judgment in selecting the appropriate valuation assumptions, such as volatility and expected term. Curaxis values its stock-based compensation using the Black-Scholes option pricing model, in accordance with the requirements of ASC 718.

Curaxis does not have sufficient history of exercise behavior to develop estimates of expected terms since as of December 31, 2010, no options issued since inception of the plans have been exercised.  The expected remaining terms are based on the estimated time period to elapse prior to commercialization of Curaxis’ initial product.  For options to outside consultants, Curaxis uses a term which is equal to the average period required for the options to fully vest and the contractual life of the option.  As Curaxis gathers more history regarding its option exercise pattern, and as information regarding the option pattern of comparable companies in its industry becomes publicly available, it will review these estimates and revise them as appropriate.  Different estimates of volatility and expected term could materially change the value of an option and the resulting expense.

In addition, Curaxis monitors equity instruments with non-standard provisions, such as performance-based vesting conditions, accelerated vesting based on achievement of performance milestones and features that require instruments to be accounted for as liabilities. Curaxis accounts for transactions in which services are received from non-employees in exchange for equity instruments based on the fair value of such services received or of the equity instruments issued, whichever is more reliably measured, in accordance with ASC 718 and ASC 505-50.

Accounting for equity instruments granted or issued by us under ASC 718 and ASC 505-50 requires fair value estimates of the equity instrument granted or sold. If Curaxis’ estimates of the fair value of these equity instruments are too high or too low, its expenses may be over or understated. Prior to the Merger transaction, the fair value of its common stock was determined by its board of directors. In the absence of a public trading market for its common stock, its board of directors considered objective and subjective factors in determining the fair value of its common stock. In all periods, the board of directors evaluated events that provided indicators of the fair value of its common stock. These events included, depending on the period, the purchase price of its common stock that was issued in private placements through July 29, 2010 and the results of its clinical trials. Based on these factors, its board of directors determined that the value of the common stock underlying the stock options granted to employees through the Merger date of July 29, 2010 had a fair value that was equal to the exercise price.

Recently Issued Accounting Pronouncements

Curaxis’ management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Financial Operations Overview

Revenue

Curaxis had not yet generated any product revenue and does not expect to generate any product revenue for at least the next several years. It plans to seek to generate revenue from product sales if any of its drug candidates receive marketing approval and it begins commercial activities. It expected that any revenue it generates would fluctuate from quarter-to-quarter as a result of the timing, nature and amount of its commercialization activities, whether through direct sales by it or by payments under distribution or other collaboration agreements.

Research and Development Expense

Research and development expense consists primarily of:

•	salaries and related expenses for personnel engaged in research and development activities;

•	fees paid to contract research organizations and clinical sites in conjunction with clinical trials;

•	fees paid to research organizations in conjunction with preclinical studies;

•	costs of materials used in research and development;

•	consulting and sponsored research fees paid to third parties;

•	fees paid to external legal counsel and third parties filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and

•	depreciation of capital assets used to discover and develop our product candidates.

Curaxis expensed both internal and external research and development costs as incurred. Research and development expenses have diminished over the last several years due to termination of its clinical trials and closure of its research facility.  As the result of the Merger, Curaxis expected research and development expenses to increase substantially in 2010 and thereafter due to:

•	initiation of the Phase IIB clinical trials for Memryte for the treatment of mild to moderate Alzheimer’s disease in women;

•	initiation of the Phase III pivotal trials for Memrtye for the treatment of mild to moderate Alzheimer’s disease in women;

•	manufacture of clinical trial materials for these trials and continued development of the production process for Memryte; and

•	increased pre-clinical testing and clinical trials of its other oncology drug candidates.

Substantially all research and development expenses incurred by Curaxis to date relate to its efforts to develop Memryte for the treatment of mild to moderate Alzheimer’s disease. Curaxis expected that a substantial percentage of its research and development expense in the future will be incurred in support of its current and future pre-clinical and clinical development programs. These expenditures are subject to numerous uncertainties in timing and cost to completion. Curaxis tested compounds in numerous preclinical studies for safety, toxicology and efficacy.  It then will conduct clinical trials for each drug candidate. As it obtains results from trials, it may elect to discontinue or delay clinical trials for some product candidates in order to focus its resources on more promising product candidates. Completion of clinical trials may take several years or more, but the length of time generally varies substantially according to the type, complexity, novelty and intended use of a drug candidate. The cost of clinical trials may vary significantly over the life of a project as a result of a variety of factors, including:

•	the number of patients who participate in the trials;

•	the number of sites included in the trials;

•	the length of time required to enroll trial participants;

•	the duration of the treatment period in the trials;

•	the effect of regulatory requirements on the trials;

•	the duration of patient follow-up; and

•	the efficacy and safety profile of the product candidate.

None of the drug candidates has received FDA or foreign regulatory marketing approval. In order to achieve marketing approval, the FDA or foreign regulatory agencies must conclude that the clinical data establishes the safety and efficacy of the drug candidates.

As a result of the uncertainties discussed above, although duration and costs will be substantial, Curaxis was unable to predict accurately the duration and completion costs of its research and development projects or if, when and to what extent it will receive cash inflows from the commercialization and sale of a product.

General and Administrative

General and administrative expense consists primarily of salaries and related expenses for personnel in administrative, finance, operations and human resource functions. Other costs include fees for general legal and other professional services, accounting fees, and directors’ and officers’ liability insurance premiums.

Marketing

Marketing expense consists primarily of salaries and related expenses for personnel responsible for clinical trial recruitment and costs of attendance at various scientific and industry meetings. Other costs include advertising for patient enrollment of clinical trials, promotion materials relating to scientific publications and fees for professional services related to public relations. Curaxis expects these expenses to increase significantly as it begins to develop its own commercialization capabilities.

Net Interest Income (expense)

Interest income consists of interest earned on Curaxis’ cash and cash equivalents. Interest expense consists of interest incurred on notes and mortgage debt payable and equipment and insurance premium debt financing.

Results of Operations

The results of operations of Curaxis for each of the years ended December 31, 2010, and 2009 are as follows:

	Year Ended December 31,
	2010	2009
	(Dollars in thousands)
Operating expenses:
Research and development	$78	132
General and administrative	1,859	1,077
Total operating expenses	1,937	1,209
Loss from operations	(1,937)	(1,209)
Gain on debt restructuring	204	6,562
Interest income (expense), net	(175)	(366)
Interest expense from derivative liability	(2,586)	-
Change in fair value of derivative liability	2,250	-
Net income (loss)	$(2,244)	4,987

Curaxis accounts for equity awards to employees and non-employee directors and service providers under ASC 718 Compensation – Stock Compensation and ASC 505-50 Equity-based Payments to Non-Employees. As of December 31, 2010, there was $0.4 million of total unrecognized compensation costs related to unvested stock options. That cost is expected to be amortized on a straight-line basis over a weighted average service period of 1.9 years. Stock-based compensation expense recorded in the years ended December 31, 2010 and 2009 was $0.5 million and $0.6 million, respectively.

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

	Year Ended
	December 31,
	2010	2009	$ Change	% Change
	(Dollars in thousands)
Research and development costs	$78	$132	$(54)	(40.9)%
Percent of total operating expenses	4.0%	10.90%

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

The decrease in research and development expenses for the year ended December 31, 2010 as compared to the same period for 2009 is due to a decrease in depreciation of the remaining capital assets of $45 thousand. In addition, during the year ended December 31, 2009, expense of $37 thousand was recognized upon award of a default judgment on behalf of a creditor seeking payment of amounts due for services rendered with respect to the Company’s terminated Phase III clinical trial, VA-AD-301 and expense $9 thousand was recognized on the ultimate disposal of remaining clinical trial material.  These decreases were offset by an increase of $37 thousand in legal and professional fees relating to our pending patent applications and maintenance of our existing patents.

General and Administrative Expenses

	Year Ended
	December 31,
	2010	2009	$ Change	% Change
	(Dollars in thousands)

General and administrative expenses	$1,859	$1,077	$782	72.6%
Percent of total operating expenses	96.0%	89.1%

The increase in general and administrative expenses for the  year ended December 31, 2010 as compared to the same period for 2009 is primarily related  to an increase  in payroll and related benefit costs, an increase in  legal and professional fees and an increase in occupancy and general administrative expense.  Payroll and related benefit costs totaled $850 thousand for the year period ended December 31, 2010, compared to $280 thousand for the respective period of 2009; resulting in an increase of $570 thousand.  These amounts include amortization of stock based compensation totaling $231 thousand and $361 thousand for the years ended December 31, 2010 and 2009, respectively.  No compensation was paid or accrued for any employees including senior officers of Curaxis for the seven month period ended July 31, 2009 and for the two month period ended December 31, 2010.  In addition $0.4 million in bonus expense was reversed in January of 2009 upon the termination of certain employees who had not fulfilled service requirements related to the 2004 Stock Bonus Plan.

Professional fees totaled $780,000 for the year ended December 31, 2010 compared to $680 thousand for the comparable period of 2009; an increase of $100 thousand.  Professional fees include payments and amortization of stock based compensation due under agreements executed between Curaxis and Southridge Business Solutions and Canterbury Investment Partners totaling $450 thousand and $410 thousand for reported for the years ended December 31, 2010 and 2009, respectively.   Under the agreements executed in 2009, Southridge and Canterbury were to assist Curaxis in negotiating settlements with its creditors to eliminate or substantially reduce and defer its trade date and assist Curaxis in merging with a publicly traded corporation to establish a public trading market for its stock.  Compensation for the services rendered includes monthly fees plus warrants issued for the purchase of the Company’s stock at agreed upon terms upon closing of the Merger transaction effective July 29, 2010. Professional fees also investor relations and web site development fees totaling $120 thousand and $70 thousand;  legal and accounting fees totaling $210 thousand and $140 thousand; and  retention payments and a stock grant to a former employee totaling $-0- and $60 thousand, for the years ended December 31, 2010 and 2009, respectively.

Occupancy and general administrative expense totaled $170 thousand for the Year ended December 31, 2010 compared to $90 thousand for the year ended December 31, 2009.  The increase is attributed to the lease of temporary corporate office space commencing in late 2009, in increase in corporate insurance premiums and an overall increase in the operational activities of the company.

Gain on Debt Restructuring
	Year Ended
	December 31,
	2010	2009	$ Change	% Change
	(Dollars in thousands)
Gain on debt restructuring	$204	$6,562	$(6,358)	(96.9	) %

On January 22, 2010 the Company and a Creditor reached a settlement agreement whereby the Company will continue to make payments totaling $900 thousand over the next two years to satisfy, in full, its obligation. Further, the agreement restricts the Company from transferring or pledging its intellectual property without prior consent of the Creditor.  Immediately preceding the settlement balances recorded on the Company’s financial records with respect to this vendor account included accrued interest and notes payable of $135 thousand and $924 thousand, respectively. The company evaluated the settlement under ASC 470-60, Troubled Debt Restructuring by Debtors. A gain totaling $159 thousand was realized on the vendor settlement.

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

Interest expense, Net

	Year Ended
	December 31,
	2010	2009	$ Change	% Change
	(Dollars in thousands)
Interest expense, net	$175	$366	$(191)	(52.2%)

Interest expense, net for the Year ended December 31, 2010 and 2009 includes mainly interest accrued on Curaxis’ outstanding promissory notes payable to certain vendors and clinical sites.  The majority of the notes outstanding were issued during 2007 and 2008 to satisfy, in part, liabilities generated for services performed in conjunction with the terminated Phase III clinical trial.

The decrease in expense for the year ended December 31, 2010, as compared to the respective period of 2009, can be attributed to a decrease in interest expense related to restructured trade debt and payments made on existing clinical site notes totaling $230 thousand.  This decrease was offset by an increase in interest expense of $34 thousand resulting from judgments awarded on behalf of trade creditors in 2009 and interest on debt issued in connection with the Merger transaction completed in July 2010 of $4 thousand.

Interest from derivative liability

	Year Ended
	December 31,
	2010	2009	$ Change	% Change
	(Dollars in thousands)
Interest from derivative liability	$2,586	$-	$2,586	100.0%

Interest from derivative liability for the year ended December 31, 2010 represents the fair value adjustment recorded upon the initial sale of the preferred securities.  We have an obligation to make cash payments to the holders of the preferred stock for any loss that could be realized if the holder converts the preferred stock and we subsequently fail to deliver the certificates representing the shares to be issued upon the conversion by the third trading day of such conversion.  Accordingly, the preferred stock has been accounted for as a derivative liability. The fair value of the derivative liability is based on the number of potential common shares issuable upon conversion multiplied by the quoted market price of the Company’s stock as of the date each preferred stock is issued and revalued at each reporting period thereafter.

Change in fair value of derivative liability

	Year Ended
	December 31,
	2010	2009	$ Change	% Change
	(Dollars in thousands)
Change in fair value of derivative liability	$2,250	$-	$2,250	100.0%

During the year ended December 31, 2010, the Company issued Series A and Series B Convertible preferred stock.  Because the Series A and Series B stock provide for a potential cash settlement in certain circumstances, the preferred stock has been classified as a derivative liability at December 31, 2010.  The liability has been recorded at fair value based on potential shares of common stock issuable upon conversion multiplied by the current quoted market price of the company’s common stock and is subject to re measurement.  The change in fair value recognized reflects the decrease in the quoted market price of the Company’s stock from the date of the initial issuance of the stock through December 31, 2010.

Net Income (Loss)

	Year Ended
	December 31,
	2010	2009	$ Change	% Change
	(Dollars in thousands)
Net income (loss)	$(2,244)	$4,987	$(7,231)	(144.7%)

Net loss for the year ended December 31, 2010, was $2.2 million, including a $0.2 million relating gain to the restructuring of trade debt, compared net income $5.0 million, including a $6.6 million gain relating to the restructuring of trade debt, for the same period in 2009. The decrease net income is primarily due to the increase in general and administrative expenses offset by the gain recognized on the restructuring of debt.

Financial Condition

Liquidity and Capital Resources

Curaxis has been a developmental stage pharmaceutical company, has had no FDA approved products and has generated no commercial revenue.  Since inception, Curaxis has incurred losses from operations and has reported negative cash flows.

As of December 31, 2010, Curaxis had an accumulated deficit of $89.8 million and cash and cash equivalents of $2 thousand.  The cash position of Curaxis continues to be insufficient to satisfy its obligations with many vendors. Curaxis will continue to incur operating losses and be unencumbered by revenue until it is successful in developing and commercializing its lead product candidate, Memryte.  Curaxis estimated that expenses to complete the clinical development of Memryte and to seek FDA approval to market Memryte will total at least $48 million.  Such expenses will be incurred over a four-year period. Historically, Curaxis had relied on private placements of its common stock to fund operations.

In 2009, Curaxis entered into a series of agreements with Southridge and Canterbury Investment Partners LLC (“Canterbury”), in order to restructure its balance sheet and establish a trading market for its common stock.  Under the terms of those agreements, Southridge and Canterbury have assisted and will continue to assist Curaxis in negotiating settlements with its creditors to eliminate or substantially reduce and defer its trade debt.  To date, Curaxis had realized reductions in excess of $6 million in liabilities as the result of the combined efforts.  In addition, Southridge assisted Curaxis in securing  a $25 million equity facility under which Curaxis can periodically, over a period of three years, sell up to $25 million of its common stock to a third party or affiliate of Southridge.  The Registration Statement which registered 13,000,000 shares of the Company’s common stock to be issued under the terms of the Equity Credit Agreement became effective January 26, 2011.  The proceeds of the equity facility will be used to fund the next step in Curaxis’ clinical development plan, a Phase IIb study in approximately 200-250 women.  To date, minimal amounts have been drawn under the agreement to meet current operating needs. However, because our ability to draw down amounts under the Equity Credit Agreement is subject to a number of conditions, there is no guarantee that we will be able to draw down any significant portion or all of the $25 million available to us under the Equity Credit Agreement.

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

In February 2011, the Company was granted approval and listed its stock to trade on the Frankfurt stock exchange (“FSE”) under the symbol 8CX to expand its global capital markets access.  Along with its U.S. investment bankers, Curaxis engaged a European advisor, Continental Advisors, to complement its European capital markets initiatives, as well as explore further business development or European strategic partnerships.

Southridge has continued to assist Curaxis in meeting its interim cash flow needs.  To date, Southridge has advanced the Company $1.3 million to assist with its operating cash needs.  The funds advanced have been used by the Company to fund certain costs associated with the Merger transaction completed, initiation of public and investor relations initiatives, required payments under trade debt agreements and general operational expenses.  In return, the Company issued shares of Series A, Series B and Series C 4% Convertible Preferred Stock.

Off-Balance Sheet Arrangements

Curaxis had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable to smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our financial statements are contained in pages F-1 through F-25 which appear at the end of this Annual Report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of December 31, 2010. Disclosure controls and procedures are those controls and procedures designed to provide reasonable assurance that the information required to be disclosed in our Exchange Act filings is (1) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms, and (2) accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31 2010, the Company had a material weakness with respect to its disclosure controls and procedures because it did not have a sufficient number of personnel with an appropriate level of knowledge and experience of generally accepted accounting principles in the United States of America (U.S. GAAP) that are commensurate with the Company’s financial reporting requirements.  As a result of the material weakness, the Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2010, the Company’s disclosure controls and procedures were ineffective.

Management’s Annual Report on Internal Control over Financial Reporting

Management, including our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a – 15(f).  Management conducted an assessment as of December 31, 2010 of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31 2010, the Company had a material weakness with respect to its internal controls over financial reporting because it did not have a sufficient number of personnel to provide for adequate segregation of duties and independent review and approval of specific transactions. In addition, the Company lacked a sufficient number of personnel with an appropriate level of knowledge and experience of generally accepted accounting principles in the United States of America (U.S. GAAP).

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION.

Amendment to Articles of Incorporation

On March 29, 2011, the Company amended its certificate of incorporation by filing a certificate of designation with Secretary of State of Nevada that designates a series of convertible preferred stock. The following is a summary of the terms of the Series C Convertible Preferred Stock:

•	Stated Value: The stated value per share of the Series C Convertible Preferred Stock is $1,000.00, subject to increase for accrued dividends.

•	Voting Rights: The holders of the Series C Convertible Preferred Stock are not entitled to vote with the Company’s common stockholders.

•
Protective Provisions:  As long as any Series C Convertible Preferred Stock is outstanding, we are prohibited from taking any of the following actions without the consent of a majority of the then outstanding Series C Convertible Preferred Stock:

(i)	alter or change adversely the powers, preferences or rights given to the Series C Convertible Preferred Stock;

(ii)	alter or amend the certificate of designation;

(iii)	authorize or create any class of stock ranking as to dividends or distribution of assets upon a liquidation or otherwise senior to or pari passu with the Series C Convertible Preferred Stock;

(iv)	amend its certificate of incorporation, bylaws or other charter documents so as to affect adversely any rights of any holders of the Series C Convertible Preferred Stock;

(v)	increase the authorized or designated number of shares of Series C Convertible Preferred Stock; or

(vi)	enter into any agreement with respect to the foregoing.

•
Dividends: The holders of the Series C Convertible Preferred Stock are entitled to cumulative dividends at the rate per share (as a percentage of the stated value per share) of 4.0% per annum. Dividends are payable (i) quarterly on March 15, June 15, September 15 and December 15 and (ii) when and to the extent shares of the Series C Convertible Preferred Stock are converted into common stock.

•
Voluntary Conversion:  A holder of Series C Convertible Preferred Stock can elect to convert its Series C Convertible Preferred Stock into shares of our common stock at any time from and after the Original Issue Date (as defined in the certificate of incorporation).  Each share of Series C Convertible Preferred Stock is convertible into that number of shares of our common stock determined by dividing the stated value of such share of Series C Convertible Preferred Stock (as increased for accrued dividends) by the conversion price.

•	Conversion Price: The conversion price is initially $0.50, subject to adjustment.

The summary of the rights, privileges and preferences of the Series C Convertible Preferred Stock described above is qualified in its entirety by reference to the certificate of designation, a copy of which is attached as an exhibit to this report and is incorporated herein by reference.

Entry into a Material Definitive Agreement

On March 30, 2011, the Company, entered into a Series C Convertible Preferred Stock Purchase Agreement (the “Series C Agreement”), by and between the Company and C P Acquisition Partners LP (the “Purchaser”).  Pursuant to the terms of the Series C Agreement, the Company sold 636 shares of the Company’s Series C Convertible Preferred Stock for a total purchase price of $265,900.00 (the “Series C Stock Purchase”).

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICES AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following table and text sets forth the names and ages of all our directors and executive officers and our key management personnel as of March 25, 2011.  All of our directors serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. Executive officers serve at the discretion of the Board of Directors, and are elected or appointed to serve until the next Board of Directors meeting following the annual meeting of stockholders.  Also provided is a brief description of the business experience of each director and executive officer and the key management personnel during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws.

MANAGEMENT

Name	Age	Title
Patrick S. Smith	58	President and Chief Executive Officer and Chairman of the Board
David J. Corcoran	62	Executive Vice President, Chief Financial Officer and a Director
Judith S. T. Geaslen	49	Vice President of Finance
Sheldon L. Goldberg	63	Director
William E. McConville	64	Independent Director
Ronald V. Pompeo	57	Independent Director
Bert A. Spilker	69	Independent Director

Patrick S. Smith has served as our President and Chief Executive Officer and our Chairman of the Board since the effective date of the Merger.  Mr. Smith is a co-founder of Curaxis and has served as Curaxis’ President, Chief Executive Officer and a director since its inception in February 2001. From December 1992 to February 2001, Mr. Smith was involved with various charitable and philanthropic causes, which principally involved developing not-for-profit private schools. In 1981 Mr. Smith founded Critical Care America, an alternative-site healthcare company, and served as Chairman and Chief Executive Officer until November 1992. Mr. Smith has served as a member of the boards of directors of various privately-held corporations including Integrated Care Systems, Cardio-Care America, Women’s Care America, Pediatricare America, Infusion Centers America and Naples Community Hospital System, Inc. Mr. Smith is a graduate of John Carroll University and holds an Honorary Doctorate from New York Medical College.

David J. Corcoran has served as our Vice President of Finance of the Corporation and as one of our directors since the effective date of the Merger.  Mr. Corcoran is a co-founder of Curaxis and has served as Curaxis’ Chief Financial Officer and a director since its inception in February 2001. From September 1999 to February 2001, Mr. Corcoran was a self-employed consultant working with Mr. Smith in certain of his charitable activities, which principally involved developing not-for-profit private schools. In June 1996, Mr. Corcoran co-founded MedNet Affiliates, a provider of office-based orthopedic services and served as Vice President and a director until August 1999. He also previously served as general counsel to Critical Care America from its founding in 1981 through 1992. Mr. Corcoran is a graduate of Bowdoin College and of Northwestern University School of Law.

Judith S. T. Geaslen has served as our Vice President of Finance since the effective date of the Merger.  Ms. Geaslen had been Curaxis’ Vice President of Finance and Chief Accounting Officer since January 2010 after serving as Corporate Controller and Accountant since July 2004.  From March 1999 to April, 2000, Ms. Geaslen served as Vice President and Corporate Controller at Wilmington Trust Corporation, a financial holding company engaged in providing a range of banking and other financial services through its banking and other subsidiaries, and from1994 to 1999, served as Vice President and Manager of the Asset Review Division.  From September 1984 to September 1994, Ms. Geaslen was employed by Ernst & Young, a registered public accounting firm, mostly recently serving as Audit Senior Manager. Ms. Geaslen is a graduate of Saint Mary’s College, Notre Dame, Indiana.

Sheldon L. Goldberg has served as one of our directors since the effective date of the Merger. Mr. Goldberg had been a director of Curaxis since February 2006 and served as its Senior Vice President of Corporate Development from April 2005 through December 2008. From October 2002 to March 2005, Mr. Goldberg served as President and Chief Executive Officer of the Alzheimer’s Association, a patient advocacy group for Alzheimer’s disease. From September 1999 to May 2005, Mr. Goldberg served as Chairman of the Board of AARP Services Inc., a subsidiary of AARP, which markets products and services to AARP members. From October 1995 to October 2002, Mr. Goldberg served as President and Chief Executive Officer of the Jewish Home and Hospital Lifecare Systems in New York, a long-term care health provider. Mr. Goldberg is a graduate of the University of the Wisconsin.

Father William E. McConville has been one of our directors since the effective date of the Merger.  Father McConville had been a director of Curaxis since February 2006. Father McConville has been associate pastor for St. Francis of Assisi since 2001. From July 1989 to June 2001, he was a professor of religious studies at Sienna College. Father McConville has served as a member of the boards of directors and board of trustees of various educational and charitable institutions. Father McConville is a graduate of Catholic University of America and received his M.A. in Theology from Washington Theological Union and his Ph.D. in Systematic Theology from Vanderbilt University. Father McConville is a member of the Order of Friars Minor.

Ronald V. Pompeo has been one of our directors since the effective date of the Merger.  Mr. Pompeo had served as a director of Curaxis since July 2009. Mr. Pompeo had been a long-time shareholder of Curaxis.  For the past fifteen years, Mr. Pompeo had been the President and Chief Executive Officer of Rudy V. Pompeo, Inc., a general construction contractor based in Weymouth, Massachusetts.  In addition, Mr. Pompeo is active in a number of volunteer and not for profit organizations. He is a graduate of Boston College.

Bert A. Spilker was appointed to the Board of Directors effective August 12, 2010. Dr. Spilker is founder and President of Bert A. Spilker & Associates, LLC, a leader in drug development, clinical trials and FDA advisory services. Prior to his current position, Dr. Spilker served as the Senior Vice President of Scientific and Regulatory Affairs for PhRMA (Pharmaceutical Research and Manufacturers of America) based in Washington, D.C. Formerly Dr. Spilker was President and co-founder of Orphan Medical, Inc., a public pharmaceutical company acquired by Jazz Pharmaceuticals in 2005. He is well known as the author of 16 books on clinical trial methods and the processes of drug discovery and development. These books are considered by many as the standard references on clinical trials and drug development.

There are no family relationships among our officers, directors and significant employees.

Board of Directors

Members of our board of directors are elected for one-year terms serving until the next annual stockholders’ meeting or until their death, resignation, retirement, removal, disqualification, or until a successor has been elected and qualified.  All officers are appointed annually by our board of directors and serve at the pleasure of our board of directors. Currently, our directors are entitled to receive cash compensation of $6,000 per fiscal quarter for their service on our board of directors.  No cash payments were made to Directors for the year ended December 31, 2010.

Director Independence

On an annual basis, each director and executive officer will be obligated to disclose any transactions with our Company and any of its subsidiaries in which a director or executive officer, or any member of his or her immediate family, have a direct or indirect material interest.  Following completion of these disclosures, our board of directors will make an annual determination as to the independence of each director using the current standards for “independence” that satisfy both the criteria for the Nasdaq and the NYSE Amex Equities.

As of March 30, 2011, the Curaxis board of directors determined that the following directors are independent under these standards: (i) Mr. William E. McConville, (ii) Mr. Ronald V. Pompeo, and (iii) Bert Spilker.

Committees of the Board of Directors

Concurrent with having sufficient members and resources, the board of directors intends to establish an audit committee and a compensation committee. The audit committee will review the results and scope of the audit and other services provided by the independent auditors and review and evaluate the system of internal controls. The compensation committee will review and recommend compensation arrangements for the officers and employees. No final determination has yet been made as to the memberships of these committees or when we will have sufficient members to establish committees. We believe that we will need a minimum of three (3) independent directors to have effective committee systems.

Involvement in Certain Legal Proceedings

To the best of our knowledge, during the past five years, none of the following occurred with respect to our present or former director, executive officer, or employee: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Code of Ethics

We do not currently have a code of ethics that applies to our Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer or Controller, or persons performing similar functions.  Because we have only limited business operations, we believe a code of ethics would have limited utility.  We intend to adopt such a code of ethics as our business operations expand and we have more directors, officers and employees.

ITEM 11.  EXECUTIVE COMPENSATION.

Summary Compensation Table

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers by us during the years ended December 31, 2010, 2009, and 2008.

								Non-Equity Incentive Plan Compensation ($)

				Stock Awards ($)		Option Awards ($)			All Other Compensation ($)
Name and Principal Position	Year	Salary ($)	Bonus ($)(1)								Total($)
(a)	(b)	(c)	(d)	(e)		(f)		(g)	(h)		(i)
Patrick S. Smith,	2010	$224,708	None	None		$32,490	(2)	None	$24,934	(5)	$282,132
President, Chief Executive Officer	2009	$87,500	None	None		$48,290	(3)	None	$13,000	(6)	$148,790
and Chairman of the Board	2008	$126,783	None	None		$53,348	(4)	None	$13,361	(7)	$193,492

David J. Corcoran,	2010	$185,083	None	None		$24,369	(2)	None	$7,125	(8)	$216,577
Executive Vice President,Chief	2009	$74,375	None	None		$36,219	(3)	None	$10,250	(9)	$120,844
Financial Officer and Director	2008	$97,167	None	None		$40,011	(4)	None	$10,361	(10)	$147,539

Judith S. T. Geaslen	2010	$113,833	None	None		$34,240	(2)	None	$5,700	(11)	$153,773
Vice President, Finance	2009	$50,000	None	None		$52,274	(3)	None	$5,460	(12)	$107,734
	20 8	$80,514	None	None		$35,487	(4)	None	None		$116,001

Sheldon L. Goldberg,	2010	None	None	None		None		None	None		None
Director and Former Senior Vice	2009	None	None	$30,000	(14)	None		None	None		$30,000
President, Corporate Development (1)	2008	$31,950	None	None		$112,253		None	$1,361	(13)	$145,564

(1)
Mr. Goldberg resigned as Senior Vice President, Corporate Development effective December 31, 2008.  Mr. Goldberg continues as a member of the Board of Directors. The information in this table for Mr. Goldberg relates to compensation he received in his capacity as Senior Vice President, Corporate Development.

(2)
Represents the aggregate expense under ASC 718 recognized by Curaxis for 2010 as a result of option awards held by the applicable executive officer, disregarding estimated forfeitures. Assumptions made in the valuation were consistent with those applied in years 2009 and 2008. For a description of these assumptions, see Notes 2 and 11 to the financial statements for the year ended December 31, 2010.

(3)
Represents the aggregate expense under ASC 718 recognized by Curaxis for 2009 as a result of option awards held by the applicable executive officer, disregarding estimated forfeitures. For a description of these assumptions made in the evaluation, see Notes 2 and 11 to the financial statements for the year ended December 31, 2010.

(4)
Represents the aggregate expense under ASC 718 recognized by Curaxis for 2008 as a result of option awards held by the applicable executive officer, disregarding estimated forfeitures. For a description of the assumptions made in the valuation, see Notes 1 and 6 to the financial statements for the year ended December 31, 2009.

(5)	Represents car allowance of $9,500 plus payment for certain travel expenses incurred not directly associated with the company.

(6)	Represents car allowance of $3,000 plus retention payment of $10,000.

(7)	Represents annual car allowance of $12,000 plus the value of our contributions on behalf of Mr. Smith under our long-term disability insurance plan.

(8)	Represents car allowance of $7,125.

(9)	Represents car allowance of $2,250 plus retention payment of $8,000.

(10)	Represents car allowance of $9,000 plus the value of our contributions on behalf of Mr. Corcoran under our long-term disability insurance plan.

(11)	Represents car allowance of $5,700.

(12)	Represents car allowance of $1,800 plus retention payment of $3,660.

(13)	Represents the value of our contributions on behalf of Mr. Goldberg under our long-term disability insurance plan.

(14)	Represents the fair value of 150,000 shares of Curaxis common stock granted to Mr. Goldberg to satisfy, in full, amounts due under an original five-year employment contract.

Explanatory Information Relating to 2010 Summary Compensation Table

Please note the following points in connection with the information in the 2010 Summary Compensation Table:

•
The compensation of the executive officers of Curaxis is reviewed on an annual basis by the Board of Directors.  Each year, Curaxis considers whether to adjust the base salaries of senior management, including the executive officers, in order to reward individual performance, keep pace with cost of living increases and respond to competitive considerations.

DIRECTOR COMPENSATION

2010 SUMMARY COMPENSATION TABLE

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named directors by us during the years ended December 31, 2010, 2009, and 2008.

								Non-Equity
								Incentive
					Stock	Option		Plan	All Other
Name and Principal Position	Year	Salary ($)		Bonus ($)(1)	Awards ($)	Awards ($)		Compensation ($)	Compensation ($)	Total ($)
(a)	(b)	(c)		(d)	(e)	(f)		(g)	(h)	(i)
Sheldon L. Goldberg	2010	$6,000	(4)	None	None	$33,817	(5)	None	None	$39,817
Director and Former Senior Vice President,	2009	None		None	None	$137,443	(6)	None	None	$137,443
Corporate Development (1)	2008	None		None	None	None		None	None	None

William E. McConville	2010	$6,000	(4)	None	None	$29,570	(5)	None	None	$35,570
Director	2009	None		None	None	$64,729	(6)	None	None	$64,729
	2008	None		None	None	$89,976	(7)	None	None	$89,976

Ronald V. Pompeo	2010	$6,000	(4)	None	None	$7,877	(5)	None	None	$7,682
Director (2)	2009	None		None	None	$526	(6)	None	None	$526
	2008	None		None	None	None		None	None	None

Bert A. Spilker	2010	$6,000	(4)	None	None	$7,877	(5)	None	None	$13,877
Director (3)	2009	None		None	None	None		None	None	None
	2008	None		None	None	None		None	None	None

(1)
Mr. Goldberg resigned as Senior Vice President, Corporate Development effective December 31, 2008.  Mr. Goldberg continues as a member of the Board of Directors. The information in this table for Mr. Goldberg relates to compensation he received in his capacity as a member of the Board of Directors.

(2)	Mr. Pompeo was elected to the Board of Directors effective July 2009.

(3)	Dr. Spilker was elected to the Board effective August 2010.

(4)	Represents director fees accrued and unpaid for 2010.

(5)
Represents the aggregate expense under ASC 718 recognized by Curaxis for 2010 as a result of option awards held by the applicable director, disregarding estimated forfeitures. Assumptions made in the valuation were consistent with those applied in years 2009 and 2008. For a description of these assumptions, see Notes 2 and 11 to the financial statements for the year ended December 31, 2010.

(6)
Represents the aggregate expense under ASC 718 recognized by Curaxis for 2009 as a result of option awards held by the applicable director, disregarding estimated forfeitures. For a description of the assumptions made in the valuation, see Notes 2 and11 to the financial statements for the year ended December 31, 2010.

(7)
Represents the aggregate expense under ASC 718 recognized by Curaxis for 2008 as a result of option awards held by the applicable director, disregarding estimated forfeitures. For a description of the assumptions made in the valuation, see Notes 1 and 6 to the financial statements for the year ended December 31, 2009.

OUTSTANDING EQUITY AWARDS AT 2010 FISCAL YEAR-END

	Option Awards				Stock Awards
								Equity
								Incentive
							Equity	Plan
							Incentive	Awards:
							Plan	Market
							Awards:	or Payout
							Number	Value of
						Market	of Unearned	Unearned
	Number of	Number of			Number of	Value of	Shares,	Shares,
	Securities	Securities			Shares or	Shares or	Units or	Units or
	Underlying	Underlying			Units of	Units of	Other	Other
	Unexercised	Unexercised	Option		Stock That	Stock That	Rights	Rights That
	Options	Options	Exercise	Option	Have Not	Have Not	That Have	Have
	(#)	(#)	Price	Expiration	Vested	Vested	Not Vested	Not Vested
Name	Exercisable	Unexercisable	($)	Date	(#)	($)	(#)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Patrick S. Smith(1)	240,000	—	$0.83	06/20/12	—	—	—	—
Patrick S. Smith(2)	80,000	—	$2.00	09/15/13	—	—	—	—
Patrick S. Smith(3)	40 ,000	—	$8.00	01/17/15	—	—	—	—
Patrick S. Smith(4)	72,000	48,000	$1.51	02/05/17	—	—	—	—
David J. Corcoran(1)	180,000	—	$0.83	06/20/12	—	—	—	—
David J. Corcoran(2)	60,000	—	$2.00	09/15/13	—	—	—	—
David J. Corcoran(3)	30 ,000	—	$8.00	01/17/15	—	—	—	—
David J. Corcoran(4)	54,000	36,000	$1.51	02/05/17	—	—	—	—
Judith S. T. Geaslen(7)	3,500	—	$4.00	12/01/14	—	—	—	—
Judith S. T. Geaslen(3)	5 ,000	—	$8.00	01/17/15	—	—	—	—
Judith S. T. Geaslen(8)	1,000	—	$10.00	05/04/15	—	—	—	—
Judith S. T. Geaslen(5)	20,000	5,000	$6.00	05/18/16	—	—	—	—
Judith S. T. Geaslen(4)	18,000	12,000	$1.51	02/05/17	—	—	—	—
Judith S. T. Geaslen(13)	100,000	—	$0.20	02/19/19	—	—	—	—
Judith S. T. Geaslen(16)	—	50,000	$0.20	01/18/20	—	—	—	—
Sheldon Goldberg(9)	22,500	—	$8.00	04/18/15	—	—	—	—
Sheldon Goldberg(10)	50 ,000	—	$8.00	04/18/15	—	—	—	—
Sheldon Goldberg(8)	8,000	2,000	$10.00	05/04/15	—	—	—	—
Sheldon Goldberg(5)	48,000	12,000	$6.00	05/18/16	—	—	—	—
Sheldon Goldberg(4)	54,000	36,000	$1.51	02/05/17	—	—	—	—
Sheldon Goldberg(14)	150,000	—	$0.20	09/08/19	—	—	—	—
William E. McConville(11)	35,000	—	$6.00	02/20/16	—	—	—	—
William E. McConville(12)	80 ,000	2 0,000	$1.51	02/05/17	—	—	—	—
William E. McConville(6)	3 0,000	2 0,000	$1.00	06/11/17	—	—	—	—
William E. McConville(14)	150,000	—	$0.20	09/08/19	—	—	—	—
Ronald V. Pompeo(15)	1 0,000	40,000	$0.20	09/08/19	—	—	—	—
Bert A. Spilker(17)	—	100,000	$0.20	08/12/20	—	—	—	—
__________
(1)	These stock options vested as to 20% of the shares on June 20, 2003 and 20% vested on each June 20th thereafter based on continued employment through June 20, 2007.

(2)	These stock options vested as to 20% of the shares on September 15, 2004 and 20% vested on each September 15th thereafter based on continued employment through September 15, 2008.

(3)	These stock options vested as to 20% of the shares on January 17, 2006 and 20% vested on each January 17th thereafter based on continued employment through January 17, 2010.

(4)	These stock options vested as to 20% of the shares on January 1, 2008 and 20% vested on each January 1st thereafter based on continued employment through January 1, 2012.

(5)	These stock options vest as to 20% on May 18, 2007 and 20% vested on each May 18th thereafter based on continued employment through May 18, 2011.

(6)
These stock options granted to Senior officers and non-employee Board members vested as to 20% of the shares on June 11, 2008 and 20% vested on each June 11th thereafter based on continued employment or service as a director of Curaxis through June 11, 2012 provided that such vesting shall be accelerated and each such option shall become fully-vested upon the first to occur of any of the following: (1) a sale by the Corporation of all or substantially all of its assets or similar acquisition or merger transaction approved by the Board; (2) closing of an out licensing transaction or similar collaboration agreement by the Corporation that is approved by the Board and provides Curaxis with at least $5 million in upfront cash payments at closing; or (3) closing of an equity investment in the Corporation by one or more institutional investors totaling at least $15 million at closing.

(7)
These stock options granted to Ms. Geaslen upon employment vested as to 20% of the shares on December 1, 2005 and 20% vested on each December 1st thereafter based on continued employment through December 1, 2009.

(8)	These stock options vested as to 20% of the shares on May 4, 2006 and 20% vested on each May 4th thereafter based on continued employment through May 4, 2010.

(9)	These stock options vested as to 20% of the shares on April 18, 2006 and 20% vested on each April 18th thereafter based on continued employment through April 18th 2010.

(10)
These stock options granted to Mr. Goldberg upon employment vested as to 20% of the shares at April 18, 2005 and  16% vested on each April 18th thereafter based on continued employment through April 18th 2010.

(11)	These stock options vested as to 1/3 of the shares on February 20, 2007 and 1/3 vested on each February 20th thereafter until fully vested based on continued service as a director of Curaxis.

(12)	These stock options vested as to 20% of the shares on January 1, 2008 and 20% vested on each January 1st thereafter through January 1, 2012 based on continued service as a director of Curaxis.

(13)	These stock options vested as to 100% of the shares on the grant date of February 19, 2009.

(14)	These stock options vested as to 100% of the shares on the grant date of September 9, 2009.

(15)	These stock options vested as to 20% of the shares on September 8, 2009 and 20% vested on each September 8th thereafter through September 8, 2014 based on continued service as a director of Curaxis.

(16)	These stock options vest as to 20% of the shares on January 18, 2011and 20% vest on each January 18th thereafter based on continued employment through January 18, 2015.

(17)	These stock options vest as to 20% of the shares on August 12, 2011 and 20% vested on each August 12th thereafter through August 12, 2015 based on continued service as a director of Curaxis.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information known to Curaxis with respect to the beneficial ownership of Curaxis’ common stock as of March 30, 2011, unless otherwise noted, by:

•	each stockholder known to Curaxis to own beneficially more than 5% of Curaxis’ common stock;

•	each of Curaxis’ directors;

•	each of Curaxis’ executive officers, including each of the Named Executive Officers listed in the “2010 Summary Compensation Table” included in this proxy statement; and

•	all of Curaxis’ current directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or dispositive power with respect to securities. Ordinary shares relating to options or warrants currently exercisable, or exercisable within 60 days of March 30, 2011, and convertible preferred stock are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person. Except as indicated by footnote, and subject to the community property laws where applicable, the persons or entities named in the tables have sole voting and dispositive power with respect to all shares shown as beneficially owned by them. Except as otherwise noted in the tables below, the address of each person or entity listed in the table is c/o Curaxis Pharmaceutical Corporation, 51 Berskshire Street, Swampscott, MA 01907.

	Amount and Natureof Beneficial Ownership of Ordinary Shares (1)
Name and Address			Percentage of Total

DIRECTORS AND EXECUTIVE OFFICERS
Patrick S. Smith, President, Chief Executive Officer and Director	13,330,453	(2)	16.0%
David J. Corcoran, Executive Vice President, Chief Financial Officer and Director	3,675,961	(3)	4.4%
Judith S. T. Geaslen, Vice President, Finance	188,300	(4)	—
Sheldon Goldberg, Former Senior Vice President, Corporate Development and Director	659,600	(5)	—
William E. McConville, Director	295,000	(6)	—
Ronald V. Pompeo, Director	70,800	(7)	—
Bert A. Spilker, Director	3,000		—
All directors and executive officers as a group (7 persons)	18, 223,114	(8)	21.9%

SHAREHOLDERS OWNING MORE THAN 5%
Richard L. Bowen	10,162,560		12.3%

Southridge	2,979,255	(9)	3.6%

—	Less than 1%
(1)
Based on 83,243,240 outstanding shares assuming the exercise of 10,654,436 warrants issued and outstanding, but assuming no exercise of outstanding options. In addition, shares outstanding do not assume conversion of Series A, B and C preferred stock.

(2)
Includes 456,000 shares of Common Stock issuable upon exercise of stock options exercisable within 60 days of March 30, 2011.  Also includes 4,345,000 shares owned by the Patrick S. Smith Charitable Remainder Trust, of which Mr. Smith is the trustee, and 300,000 shares held by RBC Dain Rauscher Inc. as custodian for Patrick S. Smith IRA.

(3)
Includes 342 ,000 shares of Common Stock issuable upon exercise of stock options exercisable within 60 days of  March 30, 2011 and 741,382 shares and 36,150 warrants owned by the Patrick S. Smith Irrevocable Trust u/d/t dated June 25, 1991, for which David J. Corcoran serves as trustee. Mr. Corcoran has full investment and voting power over the shares held in the Trust, but disclaims beneficial ownership thereof. Also includes 87,000 shares held by the David J. Corcoran Rollover IRA.

(4)
Includes 168,500 shares of Common Stock issuable upon exercise of stock options exercisable within 60 days of March 30, 2011.  Also includes 4,000 shares held by Wachovia Securities as custodian fbo Judith S. T. Geaslen.

(5)
Includes 364,500 shares of Common Stock issuable upon exercise of stock options exercisable within 60 days of March 30, 2011.  Also includes 50,000 shares owned by Shelberg LLC of which Sheldon Goldberg is the general partner and 185,000 shares and 60,000 warrants held by the Sheldon Goldberg Trust for which Sheldon L, Goldberg is the trustee.

(6)	Includes 295,000 shares of Common stock issuable upon the exercise of stock options exercisable within 60 days of March 30, 2011.
(7)
Includes 10,000 shares of Common stock issuable upon the exercise of stock options exercisable within 60 days of March 30, 2011, and 5,000 shares and 30,000 warrants held by Charles Schwab &Co., Inc. as custodian for the Ronald V. Pompeo IRA.

(8)	See notes 1-7 above.
(9)
Includes 2,979,255 shares of common stock held by Southridge LLC affiliates, CP Acquisition Partners LP and Southridge Partners II LP.  Reported amount does not include 6,559,464 warrants held by those affiliates. In addition, CP Acquisition Partners LP holds 500 shares of convertible Series A, 500 shares of convertible Series B, and 636 shares of convertible Series C preferred stock, which are convertible into a total of 3,700,571 shares of common stock, and a Promissory note, which is convertible into 500,000 shares of common stock. All warrants,  preferred stock and the note are subject to certain conversion restrictions.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Any future transactions or loans between us and our officers, directors, principal stockholders or affiliates will be on terms no less favorable to us than could be obtained from an unaffiliated third party, and will be approved by a majority of disinterested directors.

Canterbury Agreement

On June 12, 2009, Curaxis entered into a letter agreement with Canterbury Investment Partners, LLC of Hingham, Massachusetts (“Canterbury”) to assist Curaxis in a range of issues in connection with its contemplated merger with a public shell corporation, including its negotiations with Southridge, in developing a strategy to negotiate reductions, deferrals and/or equity exchanges with its trade creditors, and in raising funds from current or prospective investors and in negotiating the terms of the acquisition of a public corporation (the “Letter Agreement”).  Under the terms of the Letter Agreement, Curaxis paid Canterbury a retainer of $50,000 and is also obligated to pay Canterbury a monthly fee of $5,833 for a period of twelve (12) months from September 2009 through August 2010. In addition, under the Letter Agreement, Curaxis has issued a warrant to Canterbury to purchase 854,358 shares of Curaxis Common Stock at a price of $0.22 per share. Following the closing of the Merger, Curaxis is obligated to pay Canterbury the sum of $8,000 per month for a period of six (6) months for Canterbury’s assistance in developing and implementing a strategy to support Curaxis in its dealings with the financial community. To date, $64,163 has been paid under the monthly agreements. Mark Pompeo, who is the manager of Canterbury, is the brother of Ronald Pompeo, who was elected a director of Curaxis on July 3, 2009.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Summary of Principal Accountant Fees for Professional Services Rendered

The following table presents the aggregate fees for professional audit services and other services rendered by Rosenberg Rich Baker Berman & Company, our independent registered public accountants in 2010 and 2009.

	Fiscal Years Ended December 31,
	2010		2009
Audit and
Audit Related Fees	$50,000	(1)	$50,000	(3)
Tax Fees	$-		$-
All Other Fees	$26,220	(2)	$-

(1)
For 2010, audit and audit related fees were for professional services rendered for the audit of the Company’s financial statements for the fiscal year and review of the Company’s quarterly financial statements included in its Registration Statements and in its Form 10Q filing for the quarter ended September 30, 2010.

(2)	For 2010, all other fees are for services rendered related to our Registrations Statements filed on Form S-4 relating to the Merger Transaction and Form S-1 related to our Equity Credit Agreement.

(3)	For 2009, audit and audit related fees paid to Rosenberg Rich Baker Berman and Company include fees related to the audits of the financial statements for the four years ended December 31, 2009.

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit Number	Description of Document
2.1	Agreement and Plan of Merger and Plan of Reorganization by and Among Auto Search Cars, Inc., Auto Search Cars Acquisition Corp., and Curaxis Pharmaceutical Corporation.
3.1	Articles of Incorporation (incorporated by reference to the Company’s Registration Statement on Form S-1 (as filed with the SEC on May 15, 2008 (Registration No. 333-150937)).
3.2	By-laws of the Company (incorporated by reference to the Company’s Registration Statement on Form S-1, filed with the SEC on May 15, 2008 (Registration No. 333-150937)).
3.3
Certificate of Designation of Preferences, Rights and Limitations of the Curaxis Pharmaceutical Corporation Series C Convertible Preferred Stock, as filed with the Nevada Secretary of State on March 29, 2011.

10.1
Feasibility, Development and Commercialization Agreement, dated July 22, 2002, by and between Voyager Pharmaceutical Corporation, a Delaware corporation, and Southern Biosystems, Inc., an Alabama corporation (Durect) (as filed on Form S-4/A with the SEC on June 21, 2010).

10.2
Amendment No.1 to Feasibility, Development and Commercialization Agreement, effective January 23, 2007, by and between Durect Corporation and Voyager Pharmaceutical Corporation (as filed on Form S-4/A with the SEC on June 21, 2010).

10.3	Office Service Agreement, dated November 3, 2009, by and between Voyager Pharmaceutical Corporation and Regus Management Group LLC (as filed on Form S-4/A with the SEC on June 21, 2010).
10.4	Supply Agreement, dated January 1, 2009, by and between Voyager, Inc. and Mallinckrodt Inc. (as filed on Form S-4/A with the SEC on June 21, 2010).
10.5	Consulting Agreement, dated June 12, 2009, by and between Voyager Pharmaceutical Corporation and Canterbury Investment Partners LLC (as filed on Form S-4/A with the SEC on June 21, 2010).
10.6	Transaction Management Agreement, dated May 28, 2009, by and between Voyager Pharmaceutical Corporation and Southridge Business Solutions Group LLC.
10.7
Investor Development and Corporate Imaging Agreement, dated September 14, 2009, by and between Voyager Pharmaceutical Corporation and GroupMark Financial Services Ltd. (as filed on Form S-4/A with the SEC on June 21, 2010).

10.8
Amended and Restated Equity Credit Agreement by and between Curaxis Pharmaceutical Corp. and Southridge Partners II, LP, dated December 6, 2010 (as filed as Exhibit 10.8 on Form S-1 with the SEC on December 8, 2010)

10.9
Amended and Restated Registration Rights Agreement by and between Curaxis Pharmaceutical Corp. and Southridge Partners II, LP, dated December 6, 2010 (as filed as Exhibit 10.9 on Form S-1 with the SEC on December 8, 2010)

10.10	Series C Convertible Stock Purchase Agreement, by and between Curaxis Pharmaceutical Corporation and C P Acquisition Partners LP, dated March 30, 2011.
31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).*
31.2	Certification by the Principal Accounting Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).*
32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification by the Principal Accounting Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
_______
*Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CURAXIS PHARMACEUTICAL CORPORATION

Dated: March 31, 2011	By:	/s/ Patrick S. Smith
Patrick S. Smith
Chief Executive Officer Principal Executive Officer

Dated: March 31, 2011	By:	/s/ David J. Corcoran
David J. Corcoran
Chief Financial Officer Principal Accounting Officer

Curaxis Pharmaceutical Corporation
(A Development Stage Company)

Index to Financial Statements

December 31, 2009 and 2010

Report of Independent Registered Public Accounting Firm	F-2
Balance Sheets	F-3
Statements of Operations	F-4
Statements of Changes in Stockholders’ Equity (Deficit)	F-5 – F-6
Statements of Cash Flows	F-7 – F-8
Notes to Financial Statements	F-9 – F-25

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Curaxis Pharmaceutical Corporation
(A Development Stage Company):

We have audited the accompanying balance sheets of Curaxis Pharmaceutical Corporation (a Development Stage Company) as of December 31, 2009 and 2010, and the related statements of operations and cash flows for each of the two years in the period ended December 31, 2010 and the changes in stockholders' equity (deficit), for the period from January 1, 2006 to December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Curaxis Pharmaceutical Corporation for the period from inception to December 31, 2005.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits, the financial statements referred to above present fairly, in all material respects, the financial position of Curaxis Pharmaceutical Corporation as of December 31, 2009 and 2010, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2010, and the changes in stockholders' equity (deficit), for the period from January 1, 2006 to December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company is in the development stage, has incurred significant losses from operations since its inception, has a net stockholders’ deficit and, is currently in default of several credit agreements.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Rosenberg Rich Baker Berman & Company
Somerset, New Jersey
March 31, 2011

Curaxis Pharmaceutical Corporation
(A Development Stage Corporation)

Balance Sheets
(in thousands)

	December 31,
	2009	2010
Assets
Current assets:
Cash and cash equivalents	$631	$2
Accounts receivable from related parties	11	-
Prepaid assets	135	301
Security deposit	4	6
Total current assets	781	309
Property and equipment, net	-	2
Other assets	-	612
Total assets	781	923
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	2,619	2,793
Accrued expenses	1,345	1,231
Current portion of capital lease obligation	4	4
Notes payable	2,426	2,525
Total current liabilities	6,394	6,553
Derivative instrument	-	1,336
Deferred purchase credit	500	500
Deferred revenue	1,727	1,727
Long-term notes payable	1,750	1,250
Total liabilities	10,371	11,366
Commitments and contingencies	-	-
Stockholders’ equity (deficit):
Preferred Stock, $0.0001 par value; -0- and 20,000 authorized; -0- and 1 shares issued and outstanding at December 31, 2009 and 2010, respectively.	-	-
Common stock, $0.001 and $.0001 par value at December 31, 2009 and 2010, respectively; 100,000 and 480,000 authorized at December 31, 2009 and 2010, respectively;
    62,811  and 72,216 shares issued and outstanding at December 31, 2009 and  2010, respectively

	62	7
Additional paid-in capital	77,898	79,458
Subscription receivable	-	(104)
Deficit accumulated during the development stage	(87,550)	(89,804)
Total stockholders’ equity (deficit)	(9,590)	(10,443)
Total liabilities and stockholders’ equity (deficit)	$781	$923

The accompanying notes are an integral part of these financial statements

Curaxis Pharmaceutical Corporation
(A Development Stage Corporation)

Statements of Operations
(in thousands, except per share amounts)

	For the Years Ended December 31,		Cumulative from Inception (February 27, 2001) to December 31,
	2009	2010	2010
			(unaudited)

Operating expenses
Research and development	$132	$78	$61,433
General and administrative	1,077	1,859	26,677
Marketing	-	-	5,557
Loss on investment in real estate	-	-	1,091
Loss on lease termination	-	-	374
Total operating (income) expenses	1,209	1,937	95,132

Operating (loss) income	(1,209)	(1,937)	(95,132)
Gain on debt restructuring	6,562	204	6,766
Interest income (expense), net	(366)	(175)	(1,092)
Interest from derivative liability	-	(2,586)	(2,586)
Change in fair value of derivative liability	-	2,250	2,250

Net income (loss)	$4,987	$(2,244)	$(89,794)
Basic net income (loss) per share	$0.09	$(0.03)
Diluted net income (loss) per share	$0.08	$(0.03)
Weighted average common shares outstanding – basic	57,699	67,323
Weighted average common shares outstanding – diluted	60,701	67,323

The accompanying notes are an integral part of these financial statements.

Curaxis Pharmaceutical Corporation
(A Development Stage Corporation)

Statements of Changes in Stockholders’ Equity (Deficit)
(in thousands)

											Deficit Accumulated during the Development Stage

	Preferred stock			Common stock			Additional Paid-in-Capital		Subscription receivable
	Shares	Amount		Shares	Amount								Total

Balances at Inception (February 27, 2001)	―	$	―	―	$	―	$	―	$	―	$	―	$	―
Sale of common stock				25,657		26		1,073				―		1,099
Stock-based compensation	―		―	―		―		100		―		―		100
Net loss	―		―	―		―		―		―		(1,219)		(1,219)
Balances at December 31, 2001	―		―	25,657		26		1,173		―		(1,219)		(20)
Sale of common stock	―		―	4,054		4		4,105		―		―		4,109
Issuance of common stock in exchange for consulting services	―		―	12		―		10		―		―		10
Stock-based compensation	―		―	―		―		272		―		―		272
Net loss	―		―	―		―		―		―		(3,190)		(3,190)
Balances at December 31, 2002	―		―	29,723		30		5,560		―		(4,409)		1,181
Sale of common stock	―		―	4,794		5		8,239		―		―		8,244
Issuance of common stock in exchange for consulting services	―		―	36		―		55		―		―		55
Repurchase of common stock	―		―	(330)		―		(379)		―		―		(379)
Stock-based compensation	―		―	―		―		78		―		―		78
Net loss	―		―	―		―		―		―		(6,633)		(6,633)
Balances at December 31, 2003	―		―	34,223		35		13,553		―		(11,042)		2,546
Sale of common stock	―		―	4,388		4		12,491		―		―		12,495
Issuance of common stock in exchange for consulting services	―		―	20		―		66		―		―		66
Net loss	―		―	―		―		―		―		(11,626)		(11,626)
Balances at December 31, 2004	―		―	38,631		39		26,110		―		(22,668)		3,481
Sale of common stock	―		―	3,305		3		28,839		―		―		28,842
Issuance of common stock in exchange for consulting services	―		―	4		―		33		―		―		33
Stock-based compensation	―		―	―		―		10		―		―		10
Repurchase of common stock	―		―	(1)		―		(9)		―		―		(9)
Net loss	―		―	―		―		―		―		(32,904)		(32,904)
Balances at December 31, 2005	―		―	41,939		42		54,983		―		(55,572)		(547)
Sale of common stock	―		―	1,513		1		15,127		―		―		15,128
Sale of common stock under warrants	―		―	2,886		3		286		―		―		289
Stock-based compensation	―		―	―		―		1,155		―		―		1,155
Repurchase of common stock	―		―	(150)		―		―		―		―		―
Net loss	―		―	―		―		―		―		(28,235)		(28,235)
Balances at December 31, 2006	―		―	46,188		$46		$71,551	$	―		$(83,807)		$(12,210)

The accompanying notes are an integral part of these financial statements

Curaxis Pharmaceutical Corporation
(A Development Stage Corporation)

Statements of Changes in Stockholders’ Equity (Deficit), continued
(in thousands)

									Deficit Accumulated during the Development Stage

						Additional Paid-in- Capital
	Preferred stock			Common stock			Subscription receivable
	Shares	Amount		Shares	Amount						Total

Sale of common stock	―	$	―	1,822	$2	$2,336	$	―	$	―	$2,338
Sale of common stock under warrants				1,971	2	171				―	173
Stock-based compensation	―		―	―	―	889		―		―	889
Net loss	―		―	―	―	―		―		(6,744)	(6,744)
Balances at December 31, 2007	―		―	49,981	50	74,947		―		(90,551)	(15,554)
Sale of common stock	―		―	5,120	5	518		―		―	523
Sale of common stock under warrants	―		―	41	―	4		―		―	4
Stock-based compensation	―		―	―	―	469		―		―	469
Net loss	―		―	―	―	―		―		(1,986)	(1,986)
Balances at December 31, 2008	―		―	55,142	55	75,938		―		(92,537)	(16,544)
Sale of common stock, net	―		―	6,071	6	1,096		―		―	1,102
Sale of common stock under warrants	―		―	1,448	1	143		―		―	144
Issuance of warrants	―		―	―	―	330		―		―	330
Stock grant	―		―	150	―	30		―		―	30
Stock-based compensation	―		―	―	―	361		―		―	361
Net income	―		―	―	―	―		―		4,987	4,987
Balances at December 31, 2009	―		―	62,811	62	77,898		―		(87,550)	(9,590)

Sale of common stock, net	―		―	1,182	1	219		―		―	220
Sale of common stock under warrants	―		―	528	1	50					51
Issuance of warrants	―		―	―	―	1,111		―		―	1,111
Recapitalization of Company upon Merger effective July 29, 2010	―		―	7,695	(57)	(51)		―		―	(108)
Stock-based compensation	―		―	―	―	231				―	231
Sale of Preferred stock	1		―	―	―	―		(104)		―	(104)
Dividends on convertible preferred stock 4%	1		―	―	―	―		―		(10)	(10)
Net loss	―		―	―	―	―		―		(2,244)	(2,244)
Balances at December 31, 2010	1	$	―	72,216	$7	$79,458		$(104)		$(89,804)	$(10,443)

The accompanying notes are an integral part of these financial statements.

Curaxis Pharmaceutical Corporation
(A Development Stage Corporation)

Statements of Cash Flows

(in thousands)

	For the Years Ended December 31,		Cumulative from Inception (February 27, 2001) to December 31,
	2009	2010	2010
			(unaudited)
Cash flows from operating activities
Net income (loss)	$4,987	$(2,244)	$(89,794)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	45	―	994
Stock-based compensation expense	637	460	4,070
Common stock issued in exchange for consulting services	―	―	164
Loss (gain) on disposal of property and equipment estate	(9)	―	169
Loss on investment in real estate	―	―	1,091
Gain on restructuring of trade debt	(6,562)	(204)	(6,766)
Change in fair value of derivative liability	―	(2,250)	(2,250)
Interest from derivative liability	―	2,586	2,586
Changes in operating assets and liabilities:
Prepaid expenses	36	103	51
Accounts receivable	(6)	11	―
Security deposits	(4)	(2)	(6)
Other assets	3	―	―
Accounts payable	90	211	7,737
Accrued expenses	512	11	2,453
Deferred purchase credit	―	―	500
Deferred revenue	―	―	1,727
Accrued compensation	(351)	―	―
Net cash used in operating activities	(622)	(1,318)	(77,274)
Cash flows from investing activities
Purchase of property and equipment	―	(2)	(1,195)
Purchase of real estate investment	―	―	(3,155)
Proceeds from the sale of property and equipment	10	―	50
Proceeds from the sale of real estate	―	―	2,064
Net cash provided by (used in) investing activities	$10	$(2)	$(2,236)

The accompanying notes are an integral part of these financial statements.

Curaxis Pharmaceutical Corporation
(A Development Stage Corporation)

Statements of Cash Flows, continued

(in thousands)

	For the Years Ended December 31,				Cumulative from Inception (February 27, 2001) to December 31,
	2009		2010		2010
					(unaudited)
Cash flows from financing activities
Issuance of common stock		$1,246		$272	$74,762
Issuance of preferred stock		―		896	896
Issuance of notes payable		―		―	5,011
Issuance of long-term debt		―		―	592
Payments on notes payable		(8)		(477)	(1,342)
Payments on capital lease obligation		―		―	(16)
Repurchase of common stock		―		―	(388)
Repayments of notes payable to related parties		―		―	(202)
Payments on long-term debt		―		―	(3)
Proceeds from notes payable to related parties		―		―	202
Repayment of mortgage note payable		―		―	(3,100)
Proceeds from the issuance of mortgage note		―		―	3,100
Net cash provided by financing activities		1,238		691	79,512
Net increase (decrease) in cash and cash equivalents		626		(629)	2
Cash and cash equivalents, beginning of period		5		631	―
Cash and cash equivalents, end of period		$631		$2	$2

Supplemental disclosure of cash flow information:
Cash paid for interest	$	―		$15	$257
Non-cash financing activities:
Conversion of trade payables to notes		$238	$	―	$5,603
Restructuring of trade debt		$6,562		$204	$6,766
Issuance of warrant for accrued liability	$	―		$129	$129
Issuance of warrants for prepaid asset	$	―		$(881)	$(881)
Net liabilities acquired in Merger Transaction	$	―		$(92)	$(92)
Subscription receivable for issuance of preferred stock	$	―		$104	$104

The accompanying notes are an integral part of these financial statements.

Curaxis Pharmaceutical Corporation
(A Development Stage Corporation)

Notes to Financial Statements

(1) Business and Organization

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

On July 29, 2010, the merger transaction was closed. Pursuant to the Amended Merger Agreement, Auto Search issued 64.2 million shares of its common stock to the holders of common stock of the Company.  Under the terms of the Merger, all but 8.7 million of these shares will be restricted from trading for a period of one year from the closing of the Merger.  In addition, each issued Curaxis Warrant (as defined in the Merger Agreement) shall be converted into warrants to purchase an equal number of shares of Auto Search’s common stock at the Exercise Price defined in the Company Warrants. Further the sole officer of Auto Search agreed to cancel 181,285,000 shares of Auto Search common stock in exchange for payment of $100 thousand dollars in the form of a promissory note and the issuance of 3,589,460 warrants to purchase common stock of the surviving corporation.

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

Curaxis Pharmaceutical Corporation (Curaxis) was incorporated in the State of Delaware on February 27, 2001 under the name Angel Care America, Inc. to develop clinical applications of its Alzheimer’s treatment. On March 20, 2001, a separate corporation called Voyager Pharmaceutical Corporation (“Old Voyager”) was incorporated in Delaware with the intent of focusing exclusively on research, clinical trials, and FDA approval. On November 28, 2001, Old Voyager was merged into Angel Care America, Inc., and the company’s name was changed to Voyager Pharmaceutical Corporation. On December 2, 2009, the name of Voyager Pharmaceutical Corporation was changed to Curaxis Pharmaceutical Corporation (the “Company”).

The Company is a going concern development stage company and has focused its efforts to date on raising capital and research and development. The accompanying financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has a limited operating history and has incurred significant losses from operations since its inception. The cash position of the Company has deteriorated significantly over the last three years and the Company has been unable to satisfy its outstanding liabilities with many vendors and is currently in default of several credit agreements.  In late 2006, the company terminated its’ Phase III clinical trial VP-AD-301 and in 2007 closed its’ research facility.   These factors raise substantial doubt as to the Company’s ability to continue as a going concern.  The accompanying financial statements do not include adjustments that might result from this uncertainty.

Curaxis Pharmaceutical Corporation
(A Development Stage Corporation)

Notes to Financial Statements

(1)  Business and Organization  (continued)

In 2009, Curaxis entered into a series of agreements with Southridge Business Solutions Group (“Southridge”) and Canterbury Investment Partners LLC (“Canterbury”) in order to restructure its balance sheet and establish a trading market for its common stock.  Under the terms of those agreements, Southridge and Canterbury have assisted and will continue to assist Curaxis in negotiating settlements with its creditors to eliminate or substantially reduce and defer its trade debt.  To date, Curaxis has realized reductions in excess of $6 million in liabilities as the result of the combined efforts.  In addition, Southridge assisted Curaxis in securing a $25 million equity facility under which the Company can periodically, over a period of three years, sell up to $25 million of its common stock to an affiliate of Southridge.  On December 8, 2010, the Company filed a Registration Statement on Form S-1 to register 13,000,000 shares of common stock to be reserved for issuance under the Equity Line Facility.  The proceeds of the equity facility will be used to fund the next step in the Company’s clinical development plan, a Phase IIb study in approximately 200-250 women.  Assuming the study commences in 2011, it is anticipated that the results of the study would be available during 2013.  Assuming favorable results from the second Phase II trial are achieved, Company management expects to fund the remaining development of its product candidate through public equity offerings, debt financings and possibly corporate collaborations and licensing arrangements.  However, the ability to secure such funding on a prospective basis is uncertain.  If the Company is unable to secure funding as intended, it will be forced to delay, reduce or eliminate its research and development programs or commercialization efforts. There can be no assurance that the Company will be successful in achieving its goals.

(2)   Summary of Significant Accounting Policies

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Fair Value of Financial Instruments -   The carrying amounts for cash, cash equivalents, accounts receivables, prepaid assets, accounts payable, and accrued expenses approximate fair value because of their short-term nature. We have determined that it is not practical to estimate the fair value of our notes payable because of their unique nature and the costs that would be incurred to obtain an independent valuation. We do not have comparable outstanding debt on which to base an estimated current borrowing rate or other discount rate for purposes of estimating the fair value of the notes payable and we have not yet obtained or developed a valuation model. Additionally, we are engaged in research and development activities and have not yet developed products for sale. Accordingly, at this stage of our development, a credit risk assessment is highly judgmental. These factors all contribute to the impracticability of estimating the fair value of the notes payable. At December 31, 2010, the carrying value of the notes payable and accrued interest was $3.8 million and $448 thousand, respectively.

Fair Value Measurements - The authoritative guidance for fair value measurements defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or the most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Market participants are buyers and sellers in the principal market that are (i) independent, (ii) knowledgeable, (iii) able to transact, and (iv) willing to transact. The guidance describes a fair value hierarchy based on the levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

•	Level 1 — Quoted prices in active markets for identical assets or liabilities
•
Level 2 — Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or corroborated by observable market data or substantially the full term of the assets or liabilities

•	Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the value of the assets or liabilities

Derivative Instrument - The Derivative instrument consists of the Series A and B convertible preferred stock, which has certain cash settlement provisions. This financial instrument is recorded in the balance sheet at fair value as a liability. Changes in fair value are recognized in earnings in the period of change.

Curaxis Pharmaceutical Corporation
(A Development Stage Corporation)

Notes to Financial Statements

(2)  Summary of Significant Accounting Policies (continued)

Cash and Cash Equivalents - The Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents are stated at cost and consist of bank deposits and a money market fund that invests in short-term debt securities. The carrying amount of cash and cash equivalents approximates fair value.

Property and Equipment - Property and equipment is stated at cost. Equipment acquired under capital leases is initially recorded at the present value of the minimum lease payments at inception of the lease.

Depreciation is computed using the straight-line method over the estimated useful lives of the assets which range from three to five years. Leasehold improvements and equipment held under capital leases are amortized over the related lease terms, which is shorter than the estimated useful lives of the assets.

Impairment of Long-Lived Assets - Long-lived assets are reviewed for impairment when events or changes in circumstances indicate the book value of the assets may not be recoverable. In accordance with ASC 360-10-35-15 Impairment or Disposal of Long-Lived Assets, recoverability is measured by comparing the book value of the asset to the future net undiscounted cash flows expected to be generated by the asset.

No events or changes in circumstances have been identified which would impact the recoverability of the Company’s long-lived assets reported at December 31, 2009 or 2010.

Stock-Based Compensation - The Company applies ASC 718 Compensation – Stock Compensation, to stock-based compensation awards.  ASC 718 requires the measurement and recognition of non-cash compensation expense for all share-based payment awards made to employees and directors, including employee stock options related to our 2001 Stock Option Plan and 2005 Stock Option Plan, based on fair values. The Company adopted this Statement on January 1, 2006 using the modified prospective application.

Stock compensation arrangements with non-employee service providers are accounted for in accordance ASC 505-50 Equity-Based Payments to Non-Employees, using a fair value approach.  The compensation costs of these arrangements are subject to re measurement over the vesting terms as earned.

Research and Development  - Research and development costs include all direct costs related to the development of the Company’s products, including clinical trial costs, salaries and related benefits of personnel, costs of producing drug material for clinical trials and fees paid to consultants. Research and development costs are expensed as incurred.

Income Taxes - Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities, and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company has established a valuation allowance against its deferred tax assets due to the uncertainty surrounding the realization of such assets.

On January 1, 2007, the Company adopted ASC 740-10-25, Income Taxes- Overall-Recognition.  The Company did not have any unrecognized tax benefits and there was no effect on our financial condition or results of operations as a result of adopting this standard.  The Company’s practice is to recognize interest and /or penalties related to income tax matters in income tax expense as incurred.

Curaxis Pharmaceutical Corporation
(A Development Stage Corporation)

Notes to Financial Statements

(2)  Summary of Significant Accounting Policies (continued)

Certain Risks and Uncertainties - The Company’s product candidates under development require approval from the United States Food and Drug Administration (“FDA”) or other international regulatory agencies prior to commercial sales. There can be no assurance our products will receive the necessary clearance. If the Company is denied clearance or clearance is delayed, it may have a material adverse impact on the Company.

The Company’s product is concentrated in rapidly changing, highly competitive markets, which are characterized by rapid technological advances, changes in customer requirements and evolving regulatory requirements and industry standards. Any failure by the Company to anticipate or to respond adequately to technological developments in our industry, changes in customer requirements or changes in regulatory requirements or industry standards, or any significant delays in the development or introduction of products or services, could have a material adverse effect on the Company’s business, operating results and future cash flows. The Company relies on one corporation as a sole source provider of Memryte for use in its clinical trials.

Recently Issued Accounting Pronouncements - Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements

(3) Prepaid Expenses and Other Assets

Prepaid expenses and other assets consist of the following at (in thousands):

	December 31,
	2009	2010

Prepaid insurance premiums	$-	$28
Deposits for professional services	52	4
Beneficial warrants issued for investment advisory services (Note 8)	83	-
Prepaid financing costs represented by warrants issued under Equity Credit Agreement (Note 7)	-	881
	135	913
Less: Non-current portion	-	(612)
	$135	$301

(4) Property and Equipment, Net

Property and equipment consists of the following at (in thousands):

	December 31,
	2009	2010

Furniture and office equipment	$106	$2
Laboratory and manufacturing equipment	241	241
	347	243
Accumulated depreciation and amortization	(347)	(241)
	$-	$2

Depreciation expense totaled $45 thousand and $-0- thousand for the years ended December 31, 2009 and 2010, respectively.

Curaxis Pharmaceutical Corporation
(A Development Stage Corporation)

Notes to Financial Statements
(5)  Accrued Expenses

Accrued expenses consist of the following (in thousands):

	December 31,
	2009	2010

Development and clinical trial expenses	$773	$773
Interest	424	448
Dividends payable (Note 9)	-	10
Professional fees	35	-
Costs associated with equity raise	113	-
	$1,345	$1,231

(6)  Notes payable

Notes payable consist of the following (in thousands):

	December 31,
	2009	2010

Notes payable to clinical research sites	$407	$405
Promissory Note dated September 15, 2006	2,000	1,925
Promissory Installment Note dated September 26, 2006	924	500
Promissory Note dated July 1, 2007	300	300
Promissory Note dated August 21, 2007	420	420
Promissory Note and Security Agreement dated September 22, 2008	26	26
Default judgment dated October 29, 2009	99	99
Promissory note dated July 29, 2010	-	100
	4,176	3,775
Less: Current portion of notes payable	2,426	2,525
	$1,750	$1,250

Weighted average interest rates on current notes payable at December 31, 2009 and 2010 were 9.2% and 8.5%, respectively.

Notes payable to clinical sites represent unsecured promissory notes executed during 2007 and 2008 to repay clinical sites for services performed in conjunction with the Company’s terminated Phase III clinical trial, VP-AD-301.  The notes were issued for six-month to one year terms and bear interest at an annual rate of 12% to 18%.  At December 31, 2010, all notes payable to clinical sites had matured and were in default for lack of payment.

Promissory note dated September 16, 2006 in the amount of $4 million was executed in conjunction with a Repayment agreement between the Company and a significant vendor. The note was issued to satisfy, in part, liabilities generated for service performed in conjunction with our terminated Phase II clinical trial.  The unsecured note bears interest at 12.0% and required installment payments commencing October 1, 2006.  At the request of the Company, the Repayment Agreement has been amended to cure all events of default for non-payment.  However, payment of principal in full and accrued interest to date was due on May 31, 2008. On September 23, 2009, the Company reached an agreement with this vendor to satisfy amounts owed related to notes payable and trade debts outstanding.   The agreement requires the Company to make payments totaling $2 million commencing September 1, 2010 and ending March 31, 2012.  The Company has the right to prepay any balances due without penalty.  In addition, the company agreed to prepay the entire balance of such payments in the event of an acquisition of all or substantially all of the Company’s assets or stock; in the event the company’s lead product candidate is licensed to a third party; in the event any patent related to the Company’s lead product candidate is sold to any third party; or in  the event the Company obtains financing in excess of $20 million.  Any payment not made in accordance with the agreement shall bear interest at 18% per annum. Immediately preceding the settlement balances recorded on the Company’s financial records with respect to this vendor account included accounts payable, accrued interest and notes payable of $4.7 million, $1.1 million and $2.8 million, respectively. The company evaluated the settlement under ASC 470-60, Troubled Debt Restructuring by Debtors.  As a result, a gain totaling $6.5 million was realized on the settlement.   The basic and diluted EPS on the aggregate gain for the year ended December 31, 2009 were $0.11.

Curaxis Pharmaceutical Corporation
(A Development Stage Corporation)

Notes to Financial Statements

(6)  Notes payable (continued)

Promissory Installment Note dated September 26, 2006 in the amount of $1.1 million was executed in conjunction with Letter of Agreement between the Company and a significant vendor to satisfy liabilities generated for the receiving, distribution and return processing of clinical trial material.  The note is secured against inventory held by the vendor and required monthly payments commencing September 26, 2006 of principal plus a 1% fee on the outstanding balance.  The Company was in default for nonpayment as of December 31, 2006.  On April 3, 2008, a Final and Amended Judgment was awarded on behalf of the creditor against the Company in the amount $924 thousand principal and $135 thousand in accrued interest and late fees, for a total of $1.059 million. On January 22, 2010 the Company and Creditor reached a settlement agreement whereby the Company will make payments totaling $900,000 over a two year period to satisfy, in full, its obligation. Further, the agreement restricts the Company from transferring or pledging its intellectual property without prior consent of the Creditor. As a result of the settlement, the Company recognized a gain of $159 thousand.  The basic and diluted EPS on the aggregate gain for the year ended December 31, 2010 were $0.00.

Promissory Note dated July 1, 2007 in the amount of  $300 thousand was executed in conjunction  with a Termination of Sublease Agreement between the Company and its’ landlord as consideration for early termination of  the sublease agreement.  The original sublease agreement for corporate office space was executed on April 20, 2005 and was to expire on March 31, 2011.  The promissory note bears interest at 10%.  Payment of principal and all accrued interest was due June 30, 2009.  The Promissory note was in default for non-payment as of July 1, 2009.

Promissory note dated August 21, 2007 in the amount of $274 thousand was executed in conjunction with a Structured Settlement Agreement between the Company and a significant vendor to satisfy, in part, payments due to the vendor for the purchase of clinical trial material.  The unsecured note bears interest at an annual rate of 8% and required payment in full not later than July 15, 2012.  In addition, the Company was required to make graduated monthly payments commencing June 25, 2007 to satisfy amounts outstanding at the date of the agreement not reflected in the Promissory Note.  At December 31, 2008, the Company was in default of the Structured Settlement Agreement for non-payment of the monthly amounts set forth by the agreement. On April 6, 2009, an Order of Default Judgment was awarded on behalf of the creditor against the Company in the amount $420 thousand principal and $5 thousand in accrued interest and fees, for a total of $425 thousand. The principal balance of $420 reflects the balance outstanding on the original Promissory note of $274 thousand and amounts recorded as trade payables immediately preceding the issuance of the Default Judgment of $146 thousand.  The principal balance due on the Default Judgment has been reclassified as a current note payable at December 31, 2009 and 2010.

Promissory Note and Security Agreement  dated September 22, 2008  in the amount of $27 thousand was executed pursuant to the terms of the Fifth Amendment to Lease between the Company and it’s landlord as consideration for the Company to relocate and reduce the size of its’ leased office space.   The  Promissory note  bears interest at an annual rate of 9% and requires equal monthly installment payments to be made  commencing November 1, 2008 through April 11, 2011. The Promissory note balance of $26 thousand at December 31, 2009 is in default for non-payment. As a result, the note has been reclassified as a current liability at December 31, 2009.

A default judgment was issued on October 29, 2009 on behalf of a creditor seeking payment of amounts due for services rendered with respect to the Company’s terminated Phase III clinical trial, VP-AD-301.  The judgment requires payment of the principal amount of $99 thousand plus interest accrued at an annual rate of 10%.

Promissory note dated July 29, 2010 was executed in conjunction with the Merger transaction consummated on July 29, 2010.  The note bears interest at an annual rate of 8% and is payable on or before July 29, 2011.

Curaxis Pharmaceutical Corporation
(A Development Stage Corporation)

Notes to Financial Statements

(6)  Notes payable (continued)

Maturites of notes payable for the next five years are as follows (in thousands):

2011	$2,525
2012	1,250
2013	-
2015	-
2016	-

(7)  Equity Credit Agreement

On September 16, 2010, the Company entered into a Private Equity Credit Agreement (the “Equity Credit Agreement”) with Southridge Partners II, LP (the “Investor”), a limited partnership organized and existing under the laws of the State of Delaware and an affiliate of Southridge. The Equity Agreement was subsequently amended and restated effective December 6, 20120.  Pursuant to this Equity Credit Agreement, the Investor shall commit to purchase upon to $25 million of the Company’s common stock over the course of thirty six months commencing the effective date of the initial Registration Statement covering the Registrable Securities pursuant to the Equity Credit Agreement. The put option price is 95% of the average of three lowest closing bid price (the “Bid Price”) of any two applicable trading days, consecutive or inconsecutive, during the five trading day period (the “Valuation Period”) commencing the date a put notice (the “Put Notice”) is delivered to the Investor (the “Put Date”) in a manner provided by the Equity Credit Agreement.

In addition, pursuant to the Equity Credit Agreement, in each Put Notice, the Company is required to specify a minimum stock price which in no event shall be less than 80% of the average of the closing bid prices during the five trading days ending immediately prior to the Put Date (the “Floor Price”). In the event the Bid Price decreases below the Floor Price during the Valuation Period, the Investor’s obligation to fund one-fifth of the Put Amount for each such trading day shall terminate and the Put amount shall be adjusted accordingly.

On December 7, 2010, the Company filed a Registration of Form S-1 which was subsequently amended on January 13, 2011 to register 13,000,000 shares of the Company’s common stock to be issued under the terms of the Equity Credit Agreement.  The Registration Statement was declared effective January 26, 2011. The “Registrable Securities” include the Put Shares, any Blackout Shares (as defined in the Equity Credit Agreement) and any securities issued or issuable with respect to any of the foregoing by way of exchange, stock dividend or stock split or in connection with a combination of shares, recapitalization, merger, consolidation or other reorganization or otherwise.

Upon execution of the Equity Credit Agreement, the Company issued 820,856 warrants to the Investor in accordance with the Transaction Management Agreement with Southridge. The exercise price is equal to 120% of the average closing price of the Company's stock for the previous 20 days or $1.52. The fair value of the warrants totaling $881 thousand has been recognized as prepaid financing costs as of the agreement date and will be amortized over the life of the agreement or 36 months commencing January 26, 2011. The fair value of the warrants issued under the Equity Credit Agreements was determined using a Black-Scholes valuation model in accordance with ASC 505-50 Equity Based Payments to Non- Employees.  Assumptions used in the underlying calculation included a risk-free interest rate of 1.48%, expected term of 5 years, expected volatility of 100% and expected dividends of 0%.

(8)  Common Stock and Stock Purchase Warrants

At December 31, 2009 and 2010, the Company was authorized to issue 100 million and 480 million shares,  of $0.001 par value and $0.0001 par value  common stock, respectively. The holders of common stock are entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors. Each share of common stock is entitled to one vote.

Curaxis Pharmaceutical Corporation
(A Development Stage Corporation)

Notes to Financial Statements

(8)  Common Stock and Stock Purchase Warrants (continued)

In May 2003, the Company declared a 3 for 1 stock split of its common stock in the form of a stock dividend. All common share and per share information in the financial statements and related notes have been retroactively restated to reflect the stock split.

Upon inception, the Company issued 5,728 million shares of common stock to its founders. Issuances of common stock through private placements are as follows (in thousands except for per share amounts):

	Shares	Proceeds	Price per share
	(unaudited)	(unaudited)	(unaudited)
March through August 2001	1,268	$846	$0.66
November 2001	4	3	0.83
January through July 2002	2,591	2,158	0.83
August through December 2002	1,463	1,951	1.33
January through May 2003	1,719	2,292	1.33
June through October 2003	2,581	5,162	2.00
December 2003	164	410	2.50
January through April 2004	3,371	8,429	2.50
February through July 2004	1,017	4,066	4.00
January through March 2005	2,102	16,814	8.00
June through July 2005	1,203	12,028	10.00

In November 2001, the Company issued 18,657,000 shares of common stock in exchange for 3,007,000 shares of Old Voyager common stock which were originally issued in March 2001 for $250 thousand.

In May 2003, the Company repurchased and reissued 120,000 shares of common stock for $100 thousand, or $0.83 per share. During the same period, the Company repurchased and reissued 210 thousand shares of common stock for $280 thousand, or $1.33 per share.

From January 2006 through May 2007, the Company raised $16.6 million through the sale of 1,661,000 units at $10 per unit.  A unit consisted of one share of common stock and warrants to purchase two additional shares of common stock at $12 per share.   The Company amended this offering on August 21, 2006.  Under the amendment each unit consists of one share of common stock and warrants to purchase six additional shares of common stock at $0.10 per share.  The warrants to purchase common stock expire in 2011.

From June 2007 to December 2008, the Company raised $1.4 million through the sale of 6,792,000 shares of common stock at $1.00 per share.  This offering was amended on August 22, 2007 and March 6, 2008 to reduce the pricing to $.50 and $.20 per share, respectively and 3,669,000 additional shares were issued on a retroactive basis.  The accounting for the issuance of these additional shares followed the character of the initial offering and no expense was recorded.

During 2008, the Company issued stock purchase warrants to select vendors to satisfy, in part, liabilities generated from services performed in conjunction with our terminated Phase III clinical trial, VP-AD-301.   The warrants provide for the purchase 54,800 shares of common stock at $.50 per share and expire on December 31, 2011.

From January 2009 through February 5, 2010, the Company raised $1.4 million through the sale of 7.1 million shares of common stock at $0.20 per share and the issuance of 1.6 million shares of common stock upon exercise of outstanding warrants at $0.10 per share.  These proceeds are net of expenses associated with warrants to be issued to outside consultants for services rendered in connection with the bridge financing round totaling $129 thousand.  The Company raised an additional $39 thousand   subsequent to the closing of the bridge financing round through December 31, 2010 from the issuance of 389 thousand  shares of common stock upon exercise of outstanding warrants at $0.10 per share and the cashless  issuance of  10 thousand  shares of common stock upon exercise of outstanding warrants at $0.22 per share .

Curaxis Pharmaceutical Corporation
(A Development Stage Corporation)

Notes to Financial Statements

(8)   Common Stock and Stock Purchase Warrants (continued)

On May 28, 2009, the company entered into a Transaction Management Agreement with Southridge Business Solutions Group, LLC (“Southridge”).  Under the terms of the agreement, the company retained Southridge, on a non-exclusive basis, to provide services to enable the Company to restructure its balance sheet and execute a potential public offering or other public transaction.  As part of the consideration for the investment advisory services to be provided, the Company issued a total of 2,149,148 warrants to Southridge to purchase the Company’s stock at $.001 per shares of which 1,656,549 were issued and outstanding at December 31, 2009. The warrants provide for a cashless exercise and expire seven years after the date of issuance. The estimated fair value of the warrants issued totaled $428 thousand as determined using a Black-Scholes valuation model in accordance with ASC 505-50 Equity-Based Payments to Non-Employees. Assumptions used in the underlying calculation included a risk-free interest rate of 2.34%, expected term of 7 years, expected volatility of 100% and expected dividends of 0%.  At December 31, 2009, the Company had amortized $246 thousand of the expense associated with the warrants.  In addition, a prepaid balance of $83 was recorded. During the year ended December 31, 2010, the remaining 181 thousand in expense was amortized by the Company.

On November 25, 2009, the Company executed an engagement letter for legal services to be provided in conjunction with a proposed Merger transaction.  Fees for the work to be performed include the commitment of the Company to issue shares of common stock of the surviving corporation in an amount equivalent to .25% of the anticipated outstanding common shares post Merger.  Upon closing of the Merger transaction 179 thousand shares were issued for legal services rendered.

On December 2, 2009, the Board of Directors granted 150,000 shares of common stock, valued at $30 thousand, to a former executive officer to satisfy, in full, amounts due under an original five year employment contract.

At December 31, 2009 and 2010 outstanding warrants to purchase the company’s common stock are as follows:

	December 31,
	2009	2010	Exercise Price	Expiration Date
Warrants issued January 2006 through May 2007 in conjunction with private placement of common stock.	3,615,700	3,095,800	$0.10	December 31, 2011

Warrants issued to select vendors to satisfy, in part, liabilities generated from services performed in conjunction with our terminated Phase III clinical trial, VP-AD-301.	54,800	54,800	$0.50	December 31, 2011

Warrants issued under Transaction Management Agreement executed with Southridge.	1,656,500	2,149,100	$0.001	August 31, 2016

Warrants issued to outside consultants for services rendered in connection with the financing round completed on February 5, 2010.	-	844,400	$0.22	August 31, 2016

Warrants issued as consideration for the cancellation of 181,285,000 shares of common stock upon consummation of the Merger transaction effective July 29, 2010.	-	3,589,500	$0.001	July 29, 2017

Warrants issued to Southridge under the Transaction Management Agreement upon execution of Equity Credit Agreement dated September 16, 2010.	-	820,800	$1.52	September 15, 2015

Warrants issued August 31, 2010 to outside vendor for development of the Company’s website.	-	100,000	$0.30	August 31, 2015
	5,327,000	10,654,400

During the year ended December 31, 2010, 520 thousand warrants were exercised at $0.10 per share and 10,000 warrants were exercised at $0.22 per share.

Curaxis Pharmaceutical Corporation
(A Development Stage Corporation)

Notes to Financial Statements

(9)  Convertible Preferred Stock

On September 23, 2010 and September 29, 2010, the Company amended its certificate of incorporation by filing certificates of designation with Secretary of State of Nevada that designated  two series of convertible preferred stock (the “Series A Convertible Preferred Stock” and the “Series B Convertible Preferred Stock”), respectively. Each share of Series A and Series B preferred stock has a par value of $.0001 and an initial stated value equal to $1,000.  The Company is to pay cumulative dividends at the rate of 4% per annum payable quarterly in arrears beginning December 15, 2010.  Dividends may be paid in cash or at the Company’s irrevocable option, in shares at the lesser of (A) the pre-determined conversion price or (B) 80% of the ten previous days Volume Weighted Average Price (“VWAP”). Each share of preferred stock shall be convertible at any time at the option of the Holder into common stock.  The number of shares of common stock to be issued upon conversion of each share of preferred stock will be determined by dividing the initial stated value of the preferred stock by a pre-determined conversion rate.  The predetermined conversion rates for the Series A and Series B preferred stock is $0.35 and $0.50, respectively.

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

On September 30, 2010, the Company entered into a Series B Convertible Preferred Stock Purchase Agreement (the “Series B Agreement”), by and between the Company and the Purchaser.  Pursuant to the terms of the Series B Agreement, the Company sold 500 shares of the Company’s Series B Convertible Preferred Stock for a total purchase price of $500,000. Cash proceeds of $396 thousand have been received by the Company as of December 31, 2010.  A subscription receivable in the amount of $104 thousand is recognized as of December 31, 2010.

We have an obligation to make a cash payment to the holders of the Series A and Series B preferred stock for any loss that could be realized if the holders convert the preferred stock and we subsequently fail to deliver a certificate representing the shares to be issued upon such conversion by the third trading day after such conversion and the holders purchase, in an arm’s-length open market transaction or otherwise, shares of Common Stock (the “Covering Shares”) in order to make delivery in satisfaction of a sale of Common Stock by the converting Holder (the “Sold Shares”), which delivery such converting Holder anticipated to make using the shares to be issued upon such conversion (a “Buy-In”).  “Buy-In Adjustment Amount” means the amount equal to the excess, if any, of (i) the converting Holder’s total purchase price (including brokerage commissions, if any) for the Covering Shares associated with a Buy-In, over (ii) the net proceeds (after brokerage commissions, if any) received by the converting Holder from the sale of the Sold Shares.   Accordingly, the Series A and Series B preferred shares have been accounted for as a liability.  Their fair value is estimated, at the end of each quarterly reporting period, based on the potential shares of common stock issuable upon conversion multiplied by the current quoted market price of the Company’s common stock.  The Company estimated the fair value of the Series A and Series B preferred shares on the grant date to be $2.6 million which was recorded as interest expense.  The fair value of the Series A and Series B preferred shares decreased by $2.2 million subsequent to the grant date through December 31, 2010.  The fluctuation has been recorded in the statements of operations.

Dividends on the preferred stock payable in arrears at December 31, 2010 totaled $10 thousand.

(10)  Fair Value

In accordance with FASB ASC 820, “Fair Value Measurements and Disclosures”, the following table represents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as December 31, 2009 and 2010 (in thousands):

	Level 2 - At December 31,
	2010	2009

Derivative instruments (long term)	$1,336	$0

Total	$1,336	$0

Curaxis Pharmaceutical Corporation
(A Development Stage Corporation)

Notes to Financial Statements

(11)  Stock Option Plan

During 2001, the Company adopted the 2001 Stock Option Plan (the “2001 Plan”) under which 1.5 million shares of the Company’s common stock was reserved for issuance to employees, directors and consultants. Options granted under the Plan may be incentive stock options or non-qualified stock options.  On January 31, 2005, the Company adopted the 2005 Stock Option Plan (the “2005 Plan”) with terms and conditions similar to the 2001 Plan under which 3.5 million shares of the Company’s common stock are reserved for issuance to employees, directors and consultants.  The Board of Directors determines the exercise price, term and the period over which options become exercisable at each grant date. The Board of Directors determines what it deems to be the fair market value of the stock based on the price per share of the most recent private placement of common stock and other relevant information. Since inception, all options were granted to employees with an exercise price equal to the deemed fair value of the common stock on the date of grant.  Under the 2001 Plan and the 2005 Plan, options vest over various periods, generally annually over five years, and expire not more than ten years after the date of grant.

The Company has granted 684 thousand stock options outside of the approved 2001 Plan and 2005 Plan to several consultants that vested upon completion of certain services. In addition, the Company has granted 53 thousand options under the 2005 Plan to other non-employees.  Upon adoption of ASC 718, the Company continues to account for the resulting non-employee stock-based compensation for all options granted to non-employees based on the estimated fair value of the options, determined using the Black-Scholes option valuation model, in accordance with ASC 505-50, and amortizes such expense on a straight –line basis. The measurement date for the calculation of compensation expense is considered to be the date when all services have been rendered or the date that options are fully vested.

During the years ended December 31, 2009 and 2010, the Company recognized stock-based compensation expense related to its stock option plans in the accompanying statements of operations as follows (in thousands):

	Year ended December 31,
	2009	2010

Employee-related stock-based compensation	$391	$231
Non-employee related stock based compensation	246	229
	$637	$460

Total stock-based compensation expense/ (benefit) recognized in the accompanying statement of operations is included in the General and administrative expense category.

The Company estimates the fair value of stock options at the date of grant using the Black-Scholes option valuation model. The Company calculated the fair value of employee stock options for the years ended December 31, 2009 and 2010, using the following assumptions:

	Year ended December 31,
	2009	2010

Risk-free interest rate	2.28 to 3.06%	2.15 to 3.20%
Expected term (in years)	7.5	7.5
Expected volatility	100%	100%
Expected dividends	0%	0%

The risk-free rate is estimated to equal U.S. Treasury security rates for applicable terms.  Estimated volatility is based on the historical stock price volatility of comparable companies’ common stock, as our stock does not have sufficient historical trading activity as we became a public reporting company during 2010.  In addition, the Company does not have sufficient history of exercise behavior to develop estimates of expected term since as of December 31, 2010, no options issued since inception of the plans have been exercised.  The expected term is based on the estimated time period to elapse prior to commercialization of the Company’s initial product.  For options to outside consultants, the Company uses a term which is equal to the average the period required for the options to fully vest and the contractual life of the option.  As the Company gathers more history regarding its option exercise pattern, and as information regarding the option pattern of comparable companies in its industry becomes publically available, it will review these estimates and revise them as appropriate.  Different estimates of volatility and expected term could materially change the value of an option and the resulting expense.

Curaxis Pharmaceutical Corporation
(A Development Stage Corporation)

Notes to Financial Statements

(11)  Stock Option Plan (continued)

The following table summarizes the Company’s stock option activity under the 2001 Plan, the 2005 Plan, as well as 674,000 options granted to consultants outside of the 2001 and 2005 Plans, including number of shares (“Number”) and weighted average exercise price (“WAEP”) for the years ended December 31, 2009 and 2010:

	Number of Shares	Weighted Average Exercise Price	Weighted-Average Contractual Term	Weighted Average Grant Date Fair Value per Share
Outstanding at December 31, 2008	2,897,000	$2.21	5.69	$1.26
Options granted	550,000	$0.20
Options cancelled	(170,000)	$2.19
Outstanding at December 31, 2009	3,277,000	$1.87	5.15	$1.07
Options granted	260,000	$0.20
Options cancelled	(9,000)	$0.20
Outstanding at December 31, 2010	3,528,000	$1.75	4.54	$1.07

Exercisable at December 31, 2010	3,122,000	$1.90	4.03	$1.08

The weighted-average grant-date fair value of options granted during the years ended December 31, 2009 and 2010 were   $0.17and $1.06.   No options were exercised during the two years ended December 31, 2010.

A summary of the status of the Company’s non-vested shares as of December 31, 2010:

		Weighted-
		Average Grant
	Shares	Date Fair Value

Non-vested at January 1, 2010	330,000	$1.29
Options Granted	260,000	1.06
Options vested	(175,000)	(1.56)
Options cancelled	(9,000)	(0.17)
Non-vested at December 31, 2009	406,000	$1.05

As of December 31, 2010, there was $390 thousand of total unrecognized compensation cost related to non-vested share based compensation arrangements granted under the Plans.  That cost is expected to be recognized over a weighted–average period of 1.9 years. The total fair value of shares vested during the years ended December 31, 2009, and 2010 was $447 thousand, and $271 thousand, respectively.

During the years end December 31, 2008 and 2009, the Company extended the contractual life of 10 thousand and 397 thousand vested options, respectively, held by several former employees.  No additional expense was recognized as a result of the modifications.

Curaxis Pharmaceutical Corporation
(A Development Stage Corporation)

Notes to Financial Statements

(12)  Earnings Per Share

In accordance with ASC 260, basic net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding. Diluted net loss per common share is computed similarly to basic net loss per share, except that the denominator is increased to include all potential dilutive common shares, including outstanding options and warrants.  Potentially dilutive common shares have been excluded from the diluted loss per common share computation for the  year ended December 31,  2010 because such securities have an anti-dilutive effect on loss per share due to the Company’s net loss.

The following table sets forth a reconciliation of the number of shares used in the basic and diluted EPS computation for the years ended December 31, 2009 and 2010:

	at December 31,
	2009	2010

Weighted average common shares outstanding	57,699	67,323
Dilutive securities - Options	370	-
Dilutive securities - Warrants	2,632	-
Diluted average common stock equivalents outstanding	60,701	67,323

The following table sets forth the number of potential shares of common stock that have been excluded from diluted earnings per share because their effect was anti-dilutive (in thousands):

	at December 31,
	2009	2010

Outstanding stock options	2,907	3,528
Outstanding warrants	2,695	10,654
Outstanding preferred stock at conversion	-	2,429
	5,602	16,611

(13)  Income Taxes

No provision for Federal or state income taxes has been recorded as the Company has incurred net operating losses since inception.

Significant components of the Company’s deferred tax assets at December 31, 2009 and 2010 consist of the following (in thousands):

	December 31,
	2009		2010
Deferred tax assets
Domestic and operating loss carryforwards		$31,785		$32,476
Research and development credits		2,756		2,756
Contributions		53		28
Fixed assets		23		4
Stock based compensation		1,110		1,201
Derivative liabilities		―		129
Total deferred tax asset		35,727		36,594
Valuation allowance for deferred assets		(35,727)		(36,594)
Net deferred tax asset	$	―	$	―

The accompanying notes are an integral part of these financial statements.

Curaxis Pharmaceutical Corporation
(A Development Stage Corporation)

Notes to Financial Statements

(13)  Income Taxes

At December 31, 2009 and 2010, the Company provided a full valuation allowance against its net deferred tax assets since realization of these benefits is not considered to be more likely than not. The increase in the valuation allowance of $867 for 2010 resulted primarily from the additional net operating loss carryforward generated. The decrease in the valuation allowance of $1.9 million for 2009 resulted from the reduction in the net operating loss carryforward of $6.5 million.  The reduction represents the gain recognized on the settlement of trade debt which was excluded from taxable income due to the insolvent status of the Company immediately prior the discharge of debt.

At December 31, 2010, the Company had Federal net operating loss carryforwards of $84.2 million that expire in varying amounts between 2023 and 2030, and state net operating loss carryforwards of $84.2 million that expire in varying amounts between 2023 and 2025. Additionally, the Company has research and development credit carryforwards of $2.8 million as of December 31, 2010 for Federal tax purposes that expire in varying amounts between 2022 and 2027.

The Tax Reform Act of 1986 contains provisions which limit the ability to utilize net operating loss carryforwards and tax credit carryforwards in the case of certain events including significant changes in ownership interests. If the Company’s NOLs and/or tax credits are limited, and the Company has taxable income which exceeds the permissible yearly NOL, the Company would incur a Federal income and/or state tax liability even though NOLs would be available in future years.

Taxes computed at the statutory Federal income tax rate of 34 percent are reconciled to the provision for income taxes for the years ended December 31 as follows (in thousands):

	2009		% of pretax loss	2010		% of pretax loss
United States Federal tax (benefit) at statutory rate		$1,706	34.0		$(763)	(34.0)
State taxes (benefit) (net of federal benefit		77	1.6		(35)	(1.6)
Change in valuation reserve		(1,937)	(38.6)		867	38.6
Other non-deductible expenses		154	3.0		(69)	(3.0)
Provision for income taxes	$	―	―	$	―	―

(14)  Commitments

Leases

The Company is obligated under a capital lease that expired in 2009 for office equipment.  Included in property and equipment are assets recorded under this capital lease obligation with a cost of $20,200 at December 31, 2010.    The assets were fully depreciated at December 31, 2007.  No payments were made under the agreement in 2009 and 2010.

The Company had several non-cancelable operating leases, primarily for facilities and office equipment.   Rental expense, including maintenance charges, for operating leases during  2009 and 2010 was $39 thousand and $85 thousand, respectively.

On June 30, 2007, the Company entered into a Termination of Sublease Agreement with its Sub landlord for release on its obligation related to the corporate office location.  The original lease term expired on March 31, 2011.  In consideration for acceptance of the early release, the Company conveyed furniture and equipment located on the premises and executed a Promissory note in the amount of $300 thousand.  A loss on the early termination of the sublease agreement of $374 thousand was recognized by the Company.

Effective September 22, 2008 the Company agreed to a Fifth Amendment to Lease agreement with its landlord.  Pursuant to the terms of the amendment, the Company reduced the size of its’ leased space and relocated its’ office within the building.  The term of the amended lease expires on April 30, 2011.  In consideration for the reduced lease obligation, the Company agreed to pay the landlord a relocation fee of $27 thousand pursuant to the terms of a Promissory note.  No payments were made under the amended agreement in 2009 and 2010. Annual payments required under the amended lease for the years ended December 31, 2009, 2010 and 2011 total $35 thousand, $36 thousand and $3 thousand, respectively.

Curaxis Pharmaceutical Corporation
(A Development Stage Corporation)

Notes to Financial Statements
(14)  Commitments (continued)

On November 3, 2009, the Company entered into a lease agreement for corporate office space.  The one-year lease term commenced February 1, 2010.  The future payments required under the  lease total $4 thousand for the year ended December 31, 2011.

Management Advisory and Consulting Agreements

Southridge Agreement

On May 28, 2009, Curaxis entered into a transaction management agreement with Southridge Business Solutions Group, LLC, of Ridgefield, Connecticut (“Southridge” or “Selling Security Holder”), to assist Curaxis in restructuring its balance sheet, principally through negotiations with several large trade creditors to reduce their claims, and to assist Curaxis in effectuating a merger with a suitable public corporation (the “Transaction Management Agreement”). Pursuant to the Transaction Management Agreement, Curaxis had worked with Southridge to reduce its trade debt by approximately $6,000,000 and entered into the Merger Agreement with Auto Search Cars, Inc. Under the terms of the Transaction Management Agreement, Curaxis is obligated to pay Southridge a management fee of $10,000 per month, from June 1, 2009 through the first anniversary of the closing of the Merger with Auto Search, or July 29, 2011. Curaxis may terminate the Transaction Management Agreement at any time by giving 90 days’ advance notice to Southridge. In addition, Curaxis was obligated to issue to Southridge warrants equal to 3% of Curaxis’ outstanding stock as of the date of the Merger with Auto Search at an exercise price of $0.001 per share. A total of 2,149,148 warrants have been issued to Southridge under the agreement.

Fees recognized by the Company under the terms of the Agreement totaled $316 thousand and $301 thousand for the years ended December 31, 2009 and 2010, respectively.  The fees recognized include the amortization of the fair value of the warrants issued under the agreement totaling $246 thousand and $181 thousand, respectively. The fair value of the warrants issued by Curaxis was determined using a Black-Scholes valuation model in accordance with ASC 505-50 Equity-Based payments to Non-Employees.  Assumptions used in the underlying calculation included a risk-free interest rate of 2.34%, expected term of 7 years, expected volatility of 100% and expected dividends of 0%.

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

Fees recognized by the Company under the terms of the Agreement, including the initial retainer, totaled $210 thousand and $159 thousand for the years ended December 31, 2009 and 2010, respectively.  The fees recognized include the amortization of the fair value of the warrants issued under the agreement totaling $113 thousand and $16 thousand, respectively. The fair value of the warrants issued by Curaxis was determined using a Black-Scholes valuation model in accordance with ASC 505-50 Equity-Based payments to Non-Employees.  Assumptions used in the underlying calculation included a risk-free interest rate of 2.98%, expected term of 5 years, expected volatility of 100% and expected dividends of 0%.

Curaxis Pharmaceutical Corporation
(A Development Stage Corporation)

Notes to Financial Statements

(14)  Commitments (continued)

GroupMark Agreement

On September 15, 2009, Curaxis entered into an agreement with GroupMark Financial Services Ltd. (“GroupMark”) to perform investor relation services and develop Curaxis’ new website.  The Company is to pay GroupMark an Investor Development fee of $35,000 of which $25,000 had been paid as of December 31, 2009. In addition, the Company paid an affiliate of GroupMark, $15,000 during the year ended December 31, 2009 for the development of its new website. Further, as part for the consideration for the services rendered, upon completion of the website in 2010, Curaxis issued 100,000 warrants to GroupMark to purchase shares of the Company’s common stock at $.030 per share.  The warrants provide for a cashless exercise and expire five years from the date of issuance or August 31, 2015.

Supplier Arrangement

The Company has entered into a non-exclusive worldwide agreement with Durect Corporation to develop and manufacture clinical and commercial supplies of the Company’s unique formulation for Alzheimer’s’ treatment. The Company has an exclusive worldwide license to Durect’s sustained release technology used in the production of this formulation. During the years ended December 31, 2004 and 2005, the Company made payments of $250 thousand and $250 thousand, respectively, upon initiation of the first Phase I trial for the product and initiation of the first Phase III trial for the product.  These milestone payments were recorded as research and development expense. The Company will make additional payments of up to $2.5 million to Durect upon the achievement of certain development and regulatory milestones, as well as payments for research and development expenditures, and royalties based on product sales. The agreement is non-cancelable by Durect, except for material default by the Company. Research and development expenses recognized under the contract totaled $1.7 million for the year ended December 31, 2006.  As of December 31, 2006, the Company was in default of the agreement due to non –payment.

On January 23, 2007 the agreement with Durect Corporation was amended to provide financial assistance to the Company.  Pursuant to the Amendment, Durect permanently waived its right to receive payments for development costs incurred totaling $727 thousand and its’ right to terminate the agreement as allowed for non-payment for outstanding development costs.  Further, Durect remitted $1 million to the Company to assist in funding work required to compile and analyze data relating to the terminated Phase III clinical trial.  In consideration for the above, the Company agreed to increase future royalty payments due Durect on product sales from  a range of  5% to 7%  to a range of 10% to 14% dependent upon volumes and to make a minimum royalty payment of $250 thousand annually commencing the year in which the first commercial sale is made.  The liabilities forgiven by Durect and the financial payment made totaling $1.8 million have been recorded as deferred credits by the Company.  The liability will be amortized over the projected royalty stream upon commercialization of the respective product.

On July 28, 2008, the Company entered into a Supply Agreement with Mallinckrodt Inc. to provide the Company with Lueprolide Acetate for a period of five years commencing January 1, 2009.   Under the terms of the Agreement, the company is required to purchase 75% of its annual requirements for the product from Mallinckrodt at an agreed upon price of $550 per gram. The price will be adjusted annually to reflect cost increases of the supplier on a dollar-for dollar basis. The price to be paid by the Company will be reduced by $50 per gram from the price in effect once the first volume of 75% of its annual requirements is accepted under the “FMOC” manufacturing process as defined by the agreement.  The agreement will be automatically renewed for an additional 5 year term unless Mallinkrodt provides written notice at least six months prior to the end of the initial term.  The Agreement may be terminated by written agreement of the parties. Upon execution of the Agreement, Mallinkckrodt paid $500 thousand to the Company with the understanding that the Company would be in a position to accept product as of January 1, 2009.  The Company has recorded the payment as a deferred purchase credit at December 31, 2008.  The Company was in default of the Agreement at January 1, 2009, as it was unable to accept product.

Curaxis Pharmaceutical Corporation
(A Development Stage Corporation)

Notes to Financial Statements

(15)  Related Party Transactions

During the two years ended December 2008, the Company funded travel expenses of an executive officer not directly related to the Company’s business. Travel expenses paid by the Company on behalf of the officer totaled $14 thousand. In addition, during the year ended December 31, 2009, the Company advanced funds to the executive officer for travel and office expenses totaling $16,000.  Payments made to the Company by the employee and actual expenses incurred on the Company’s behalf totaled $10 thousand and $9 thousand for the years ended December 31, 2008 and 2009, respectively. A receivable in the amount of $11 thousand was recorded at December 31, 2009. During the year ended December 31, 2010, the executive officer satisfied the liability to the Company in full.

(16)  Subsequent Events

From January through March 29, 2011, the Company raised $500 through the issuance of 5 thousand shares of common stock upon exercise of outstanding warrants at $0.10 per share.

Subsequent to December 31, 2010, proceeds of $104 thousand were received reducing the Series B subscription receivable to $-0-.

On December 7, 2011, the Company filed a Registration of Form S-1 which was subsequently amended on January 13, 2011 to register 13,000,000 shares of the Company’s common stock to be issued under the terms of the Equity Credit Agreement.  The Registration Statement was declared effective January 26, 2011.  From January 26, to March 29, 2011, Southridge Partners II, LP purchased  368 thousand shares of common stock pursuant to the terms of the agreement for which the proceeds to the Company totaled $135 thousand.

In February 2011, the Company was granted approval and listed its stock to trade on the Frankfurt stock exchange (“FSE”) under the symbol 8CX to expand its global capital markets access. Along with its U.S. investment bankers, Curaxis engaged a European Advisor, Continental Advisors, to complement its European capital markets initiatives as well as explore further business development or European strategic partnerships.

On March 29, 2011, the Company amended its certificate of incorporation by filing certificates of designation with Secretary of State of Nevada that designated a third series of convertible preferred stock (the “Series C Convertible Preferred Stock.” Each share of   Series C preferred stock has a par value of $.0001 and an initial stated value equal to $1,000.  The Company is to pay cumulative dividends at the rate of 4% per annum payable quarterly in arrears beginning June 15, 2011.  Dividends may be paid in cash or at the Company’s irrevocable option, in shares at the lesser of (A) the pre-determined conversion price or (B) 80% of the ten previous days VWAP. Each share of preferred stock shall be convertible at any time at the option of the Holder into common stock.  The number of shares of common stock to be issued upon conversion of each share of preferred stock will be determined by dividing the initial stated value of the preferred stock by a pre-determined conversion rate of $0.50.

On March 30, 2011 the Company entered into a Series C Convertible Preferred Stock Purchase Agreement (the “Series C Agreement”), by and between the Company and C P Acquisition Partners LP, an affiliate of Southridge, (the “Purchaser”). Pursuant to the terms of the Series C Agreement, the Company sold 636 shares of the Company’s Series C Convertible Preferred Stock for a total purchase price of $265,900.