Form 10-Q
period 2011-03-31
CURAXIS PHARMACEUTICAL Corp
filed 2011-05-12
CIK 1434893

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2011

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____to____

Commission File Number: 333-150937

CURAXIS PHARMACEUTICAL CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	26-1919261
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

51 Berkshire Street
Swampscott, MA 01907
(Address of principal executive offices)

(888) 919-2873
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of May 10, 2011, there were 74,270,513 shares outstanding of the registrant’s common stock.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

INDEX TO CONDENSED FINANCIAL STATEMENTS
PAGE

CONDENSED CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 2011 (UNAUDITED) AND DECEMBER 31, 2010	4

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010 AND THE CUMULATIVE PERIOD FROM INCEPTION (FEBRUARY 27, 2001) TO MARCH 31, 2011	5

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) FOR THE CUMULATIVE PERIOD FROM INCEPTION (FEBRUARY 27, 2001) TO MARCH 31, 2011	6

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010 AND THE CUMULATIVE PERIOD FROM INCEPTION (FEBRUARY 27, 2001) TO MARCH 31, 2011	8

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS	10

CURAXIS PHARMACEUTICAL CORPORATION
(A Development Stage Corporation)
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31,	March 31,
	2010	2011
		(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$2	$9
Accounts receivable	-	-
Prepaid financing costs	269	294
Prepaid assets	32	34
Security deposit	6	-
Total current assets	309	337
Property and equipment, net	2	1
Prepaid financing costs, net of current portion	612	535
Total assets	923	873

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	2,793	2,843
Accrued expenses	1,231	1,334
Current portion of capital lease obligation	4	4
Notes payable	2,525	3,775
Total current liabilities	6,553	7,956

Derivative Instrument	1,336	1,214
Deferred purchase credit	500	500
Deferred revenue	1,727	1,727
Long-term notes payable	1,250	-
Total liabilities	11,336	11,397

Commitments and contingencies	―	―

Stockholders’ equity (deficit):
Preferred Stock, $.0001 par value; 1,000 authorized; 1 and 2 shares issued and outstanding at December 31, 2010 and March 31, 2011, respectively	―	―
Common stock, $0.0001 par value; 480,000 authorized; 72,216 and 72,592 shares issued and outstanding at December 31, 2010 and March 31, 2011, respectively	7	7
Additional paid-in capital	79,458	79,854
Subscription receivable	(104)	-
Deficit accumulated during the development stage	(87,804)	(90,385)
Total stockholders’ equity (deficit)	(10,443)	(10,523)
Total liabilities and stockholders’ equity (deficit)	$923	$873

See notes to condensed consolidated financial statements

CURAXIS PHARMACEUTICAL CORPORATION
(A Development Stage Corporation)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited - in thousands, except per share amounts)

	Three months ended March 31,			Cumulative from Inception (February 27, 2001) to March 31,
	2010	2011		2011

Operating expenses
Research and development	$20		$2	$61,435
General and administrative	511		628	27,305
Marketing	-		-	5,557
Loss on investment in real estate	-		-	1,091
Loss on lease termination	-		-	374
Total operating (income) expenses	531		630	95,762

Operating (loss) income	(531)		(630)	(95,762)

Gain on debt restructuring	204		-	6,766
Interest income (expense), net	(53)		(62)	(1,154)
Interest from derivative conversion feature	-		-	(2,586)
Change in fair value of derivatives	-		121	2,371

Net loss	$(380)		$(571)	$(90,365)

Basic net loss per share	$(0.01)		$(0.01)
Diluted net loss per share	$(0.01)	$	(0.01)
Weighted average common shares outstanding – basic	63,650		72,385
Weighted average common shares outstanding – diluted	63,650		72,385

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

See notes to condensed consolidated financial statements

CURAXIS PHARMACEUTICAL CORPORATION
(A Development Stage Corporation)
CONDENSED CONSOILIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) - CONTINUED
(Unaudited - in thousands)

	Preferred stock			Common stock		Additional Paid-in-	Subscription	Deficit Accumulated during the Development
	Shares	Amount		Shares	Amount	Capital	receivable	Stage	Total

Sale of common stock	―	$	―	1,822	$2	$2,336	$ ―	$ ―	$2,338
Sale of common stock under warrants				1,971	2	171		―	173
Stock-based compensation	―		―	―	―	889	―	―	889
Net loss	―		―	―	―	―	―	(6,744)	(6,744)
Balances at December 31, 2007	―		―	49,981	50	74,947	―	(90,551)	(15,554)
Sale of common stock	―		―	5,120	5	518	―	―	523
Sale of common stock under warrants	―		―	41	―	4	―	―	4
Stock-based compensation	―		―	―	―	469	―	―	469
Net loss	―		―	―	―	―	―	(1,986)	(1,986)
Balances at December 31, 2008	―		―	55,142	55	75,938	―	(92,537)	(16,544)
Sale of common stock, net	―		―	6,071	6	1,096	―	―	1,102
Sale of common stock under warrants	―		―	1,448	1	143	―	―	144
Issuance of warrants	―		―	―	―	330	―	―	330
Stock grant	―		―	150	―	30	―	―	30
Stock-based compensation			―	―	―	361	―	―	361
Net income	―		―	―	―	―	―	4,987	4,987
Balances at December 31, 2009	―		―	62,811	62	77,898	―	(87,550)	(9,590)
Sale of common stock, net	―		―	1,182	1	219	―	―	220
Sale of common stock under warrants	―		―	528	1	50	―	―	51
Issuance of warrants	―		―	―	―	1,111	―	―	1,111
Recapitalization of Company upon Merger effective July 29, 2010	―		―	7,695	(57)	(51)	―	―	(108)
Stock-based compensation	―		―	―	―	231	―	―	231
Sale of Preferred stock	1		―	―	―	―	(104)	―	(104)
Dividends on convertible 4% preferred stock	―		―	―	―	―	―	(10)	(10)
Net loss	―		―	―	―	―	―	(2,244)	(2,244)
Balances at December 31, 2010	1		―	72,216	7	79,458	(104)	(89,804)	(10,443)
Issuance of common stock under Equity Credit Agreement, net	―		―	368	-	83	―	―	83
Sale of common stock under warrants	―		―	8	-	1	―	―	1
Stock-based compensation	―		―	―	―	46	―	―	46
Sale of Preferred stock	1		―	―	―	266	104	―	370
Dividends on convertible 4% preferred stock	―		―	―	―	―	―	(10)	(10)
Net loss	―		―	―	―	―	―	(571)	(571)
Balances at March 31, 2011	2	$	―	72,592	$7	$79,854	$-	$(90,385)	$(10,524)

See notes to condensed consolidated financial statements

CURAXIS PHARMACEUTICAL CORPORATION
(A Development Stage Corporation)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited - in thousands)

	Three Months Ended March 31,		Cumulative from Inception (February 27, 2001) to Match 31,
	2010	2011	2011

Cash flows from operating activities
Net income (loss)	$(380)	$(571)	$(90,365)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	―	1	995
Stock-based compensation expense	188	46	4,116
Common stock issued in exchange for consulting service	―	―	164
Interest from derivative conversion feature	―	―	2,586
Change in fair value of derivatives	―	(122)	(2,372)
Loss (gain) on disposal of property and equipment	―	―	169
Loss on investment in real estate	―	―	1,091
Gain on restructuring of trade debt	(204)	―	(6,766)
Changes in operating assets and liabilities:
Prepaid expenses	95	(2)	49
Security deposits	(5)	6	―
Accounts payable	6	50	7,787
Accrued expenses	(58)	93	2,546
Deferred purchase credit	―	―	500
Deferred revenue	―	―	1,727
Net cash used in operating activities	(358)	(499)	(77,773)
Cash flows from investing activities
Purchase of property and equipment	―	―	(1,195)
Purchase of real estate investment	―	―	(3,155)
Proceeds from the sale of property and equipment	―	―	50
Proceeds from the sale of real estate	―	―	2,064
Decrease in restricted cash	―	―	―
Net cash provided by (used in) investing activities	―	―	(2,236)
Cash flows from financing activities
Issuance of common stock	199	136	74,898
Issuance of Preferred Stock	―	266	1,162
Proceed for subscription receivable on preferred stock	―	104	104
Issuance of notes payable	―	―	5,011
Issuance of long-term debt	―	―	592
Payments on notes payable	(54)	―	(1,342)
Payments on capital lease obligation	―	―	(16)
Repurchase of common stock	―	―	(388)
Repayments of notes payable to related parties	―	―	(202)
Payments on long-term debt	―	―	(3)
Proceeds from notes payable to related parties	―	―	202
Repayment of mortgage note payable	―	―	(3,100)
Proceeds from the issuance of mortgage note	―	―	3,100
Net cash provided by financing activities	$145	$506	$80,018

See notes to condensed consolidated financial statements

CURAXIS PHARMACEUTICAL CORPORATION
(A Development Stage Corporation)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – CONTINUED
(Unaudited - in thousands)

	Three Months Ended March 31,				Cumulative from Inception (February 27, 2001) to March 31,
	2010		2011		2011
Net increase (decrease) in cash and cash equivalents		(213)		7	9
Cash and cash equivalents, beginning of period		631		2	―
Cash and cash equivalents, end of period		$418		$9	$9

Supplemental disclosure of cash flow information:
Cash paid for interest		$2		$1	$258
Cash paid for income taxes	$	―	$	―	$ ―
Non-cash financing activities:
Conversion of trade payables to notes	$	―	$	―	$5,603
Restructuring of trade debt		$204	$	―	$6,766
Issuance of warrant for accrued liability	$	―	$	―	$129
Issuance of warrants for prepaid asset	$	―	$	―	$(881)
Net liabilities acquired in Merger Transaction	$	―	$	―	$(92)
Charge to Additional paid-in-capital for amortization of warrants issued with respect to Equity Credit Agreement	$	―		$52	$52

See notes to condensed consolidated financial statements

CURAXIS PHARMACEUTICAL CORPORATION
(A Development Stage Corporation)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.   Description of business and basis of presentation

The accompanying unaudited condensed consolidated financial statements of Curaxis Pharmaceutical Corporation and its wholly owned subsidiary (the “Company”), have been prepared in accordance with generally accepted accounting principles in the Unites States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the U.S. Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  These statements should be read in conjunction with the financial statements and notes thereto included in the Company’s latest audited financial statements.  The audited financial statements for the year ended December 31, 2010 are included in the Company’s Annual Report on Form 10-K, filed with the SEC on March 31, 2011.

In the opinion of management, all adjustments, consisting only of normal, recurring adjustments, considered necessary for a fair presentation of the results of these interim periods have been included.  The results of operations for the three months ended March 31, 2011, may not be indicative of the results that may be expected for the full year.

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

Corporate History

The Company incorporated in Nevada on February 1, 2008 under the name Auto Search Cars, Inc.  The Company initially was engaged in the development of a web-based e-commerce site platform to provide information for the sale of vehicles and vehicle financing and warranties.  However, no significant activities related to the website development have occurred.   On February 8, 2010, the Company entered into an Agreement and Plan of Merger and Plan of Reorganization (the “Merger Agreement”) with Auto Search Cars Acquisition Corp. (“Acquisition Sub”), a Delaware corporation wholly owned by Auto Search Cars, Inc., (“Auto Search”) pursuant to which Acquisition Sub would be merged with and into the Company with the Company continuing as the surviving wholly-owned subsidiary of Auto Search. On July 29, 2010, the parties executed an amendment to the Merger Agreement in order to amend the consideration paid for the cancellation of certain shares of the Corporation’s common stock.

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

Basis of Presentation

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

In 2009, Curaxis entered into a series of agreements with Southridge Business Solutions Group (“Southridge”) and Canterbury Investment Partners LLC (“Canterbury”) in order to restructure its balance sheet and establish a trading market for its common stock.  Under the terms of those agreements, Southridge and Canterbury have assisted Curaxis in negotiating settlements with its creditors to eliminate or substantially reduce and defer its trade debt.  To date, Curaxis has realized reductions in excess of $6 million in liabilities as the result of the combined efforts.  In addition, Southridge assisted Curaxis in securing a $25 million equity facility under which Curaxis can periodically, over a period of three years, sell up to $25 million of its common stock to an affiliate of Southridge.  On December 8, 2010, Curaxis filed a Registration Statement on Form S-1 to register 13,000,000 shares of common stock to be reserved for issuance under the Equity Line Facility.  The proceeds of the equity facility will be used to fund the next step in Curaxis' clinical development plan, a Phase IIb study in approximately 200-250 women.  Assuming the study commences in 2011, it is anticipated that the results of the study would be available in early 2014.  Assuming favorable results from the second Phase II trial are achieved, Curaxis’ management expected to fund the remaining development of its product candidate through public equity offerings, debt financings and possibly corporate collaborations and licensing arrangements.  However, the ability to secure such funding on a prospective basis is uncertain.  If Curaxis is unable to secure funding as intended, Curaxis will be forced to delay, reduce or eliminate its research and development programs or commercialization efforts. There can be no assurance that the Company will be successful in achieving its goals.

Fair Value of Financial Instruments

The carrying amounts for cash, cash equivalents, accounts receivables, prepaid assets, accounts payable, and accrued expenses approximate fair value because of their short-term nature. We have determined that it is not practical to estimate the fair value of our notes payable because of their unique nature and the costs that would be incurred to obtain an independent valuation. We do not have comparable outstanding debt on which to base an estimated current borrowing rate or other discount rate for purposes of estimating the fair value of the notes payable and we have not yet obtained or developed a valuation model. Additionally, we are engaged in research and development activities and have not yet developed products for sale. Accordingly, at this stage of our development, a credit risk assessment is highly judgmental. These factors all contribute to the impracticability of estimating the fair value of the notes payable.  At March 31, 2011, the carrying value of the notes payable and accrued interest was $3.8 million and $508 thousand, respectively.

Fair Value Measurements

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

2.  Notes payable

Notes payable consist of the following (in thousands):

	December 31,	March 31,
	2010	2011

Notes payable to clinical research sites	$407	$407
Promissory Note dated September 15, 2006	1,925	1,925
Promissory Installment Note dated September 26, 2006	500	500
Promissory Note dated July 1, 2007	300	300
Promissory Note dated August 21, 2007	420	420
Promissory Note and Security Agreement dated September 22, 2008	26	26
Default judgment dated October 29, 2009	99	99
Promissory note dated July 29, 2010	100	100
	3,775	3,775
Less: Current portion of notes payable	2,525	3,775
	$1,250	$-

3.  Equity Credit Agreement

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

In addition, pursuant to the Equity Credit Agreement, in each Put Notice, the Company is required to specify a minimum stock price which in no event shall be less than 80% of the average of the Bid Price during the three trading day period commencing the Put Date (the “Floor Price”). In the event the Bid Price decreases below the Floor Price during the Valuation Period, the Investor's obligation to fund one-fifth of the put amount for each such trading day shall terminate and the put amount shall be adjusted accordingly.

The “Registrable Securities” include the Put Shares, any Blackout Shares (as defined in the Equity Credit Agreement) and any securities issued or issuable with respect to any of the foregoing by way of exchange, stock dividend or stock split or in connection with a combination of shares, recapitalization, merger, consolidation or other reorganization or otherwise.

Upon execution of the Equity Credit Agreement, the Company issued 820,856 warrants to the Investor in accordance with the Transaction Management Agreement with Southridge. The exercise price is equal to 120% of the average closing price of the Company's stock for the previous 20 days or $1.52. The fair value of the warrants totaling $881 thousand has been recognized as a prepaid financing costs as of the agreement date and will be amortized over the life of the agreement or 36 months.

On December 7, 2011, the Company filed a Registration of Form S-1 which was subsequently amended on January 13, 2011 to register 13,000,000 shares of the Company’s common stock to be issued under the terms of the Equity Credit Agreement.  The Registration Statement was declared effective January 26, 2011.  From January 26, to March 31, 2011, Southridge Partners II, LP purchased  368 thousand shares of common stock pursuant to the terms of the agreement for which the proceeds to the Company totaled $135 thousand. On the Statement of Stockholders' Equity the proceeds are net of expenses of $52 thousand associated with the warrants issued to Southridge Partners II, LP upon execution of the Equity Credit Agreement.

4.  Stock Purchase Warrants

At December 31, 2010 and March 31, 2011 outstanding warrants to purchase the company’s common stock are as follows:

	December 31, 2010	March 31, 2011	Exercise Price	Expiration Date

Warrants issued January 2006 through May 2007 in conjunction with private placement of common stock.	3,095,800	3,088,000	$0.10	December 31, 2011

Warrants issued to select vendors to satisfy, in part, liabilities generated from services performed in conjunction with our terminated Phase III clinical trial, VP-AD-301.	54,800	54,800	$0.50	December 31, 2011

Warrants issued under Transaction Management Agreement executed with Southridge.	2,149,100	2,149,100	$0.001	August 31, 2016

Warrants issued to outside consultants for services rendered in connection with the financing round completed on February 5, 2010.	844,400	844,400	$0.22	August 31, 2016

Warrants issued as consideration for the cancellation of 181,285,000 shares of common stock upon consummation of the Merger transaction effective July 29, 2010.	3,589,500	3,589,500	$0.001	July 29, 2017

Warrants issued to Southridge under the Transaction Management Agreement upon execution of Equity Credit Agreement dated September 14, 2010.	820,800	820,800	$1.52	September 15, 2015

Warrants issued August 31, 2010 to outside vendor for development of the Company’s website.	100,000	100,000	$0.30	August 31, 2015
	10,654,400	10,646,600

During the three months ended March 31, 2011, 7,800 warrants were exercised at $0.10 per share.

5.  Series C Convertible Preferred Stock

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

6. Accounting for stock-based compensation

Total stock-based compensation expense recognized in the accompanying condensed consolidated statement of operations for the three months ended March 31, 2010 and 2011 was as follows (in thousands):

	Three-months ended March 31,
	2010	2011

Employee-related stock-based compensation	$59	$46
Non-employee related stock based compensation	129	-
	$188	$46

As of March 31, 2011 there was $344 thousand of total unrecognized compensation cost related to non-vested share based compensation arrangements granted under the Plans.  That cost is expected to be recognized over a weighted–average period of 1.9 years.

7.  Earnings per share

In accordance with SFAS No. 128, Earnings per Share (“SFAS No. 128”), codified in ASC 260, basic net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding. Diluted net loss per common share is computed similarly to basic net loss per share, except that the denominator is increased to include all potential dilutive common shares, including outstanding options and warrants.  Potentially dilutive common shares have been excluded from the diluted loss per common share computation for the three months ended March 31, 2010 and 2011 because such securities have an anti-dilutive effect on loss per share due to the Company’s net losses.

The following table sets forth the number of potential shares of common stock that have been excluded from diluted earnings per share because their effect was anti-dilutive (in thousands):

	December 31,	March 31,
	2010	2011

Outstanding stock options	3,528	3,528
Outstanding warrants	10,654	10,647
Outstanding preferred stock at conversion	2,429	3,701
	16,611	17,876

8.  Fair Value

In accordance with FASB ASC 820, “Fair Value Measurements and Disclosures”, the following table represents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as  December 31, 2010 and  March 31, 2011:

	Level 2	Level 2
	December 31, 2010	March 31, 2011
	($ thousands)	($ thousands)

Derivative instruments (long term)	$1,336	$1,214
Total	$1,336	$1,214

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

10.  Subsequent Events

From April 1, to May 10, 2011, Southridge Partners II, LP purchased  335 thousand shares of common stock pursuant to the terms of the Equity Credit Agreement for which the proceeds to the Company totaled $100 thousand.

From April 1, to May 10, 2011, the Company issued 4 thousand shares of common stock upon exercise of outstanding warrants at $0.10 per share.

On April 1, 2011 and April 6, 2011, the Company issued 100 thousand and 40 thousand shares of common stock, respectively, to vendors for consulting services to be rendered during the three month period ending June 30, 2011.

On April 26, 2011, C P Acquisition Partners LP elected to convert 600 shares of Series C Convertible preferred stock into shares of commons stock of the Company at the pre determined conversion rate as provided for in the Series C Agreement. As a result, the Company issued 1.2 million shares of common stock to C P Acquisition Partners LP.

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

Since Curaxis’ inception, it has not received approval to market any product, has had no revenues from product sales and has devoted substantially all of its efforts to the development of its treatment for mild to moderate Alzheimer’s disease. Curaxis funded its operations primarily through the sale of common stock, preferred stock and warrants to private investors, which have provided net cash proceeds of approximately $76.1 million as of March 31, 2011.  Curaxis has never been profitable and, as March 31, 2011, it had an accumulated deficit of $90.4 million.

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

Critical Accounting Policies

There have been no material changes to our critical accounting policies as described in our audited financial statements included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission dated    March 31, 2011.

RESULTS OF OPERATIONS

Three Ended March 31, 2010 Compared to Three Months Ended March 31, 2010

The table below summarizes the results of operations of Curaxis for the three month periods ended March 31, 2011 and 2010.

	For the Three Months ended March 31,
	2011	2010
Operating expenses:
Research and development	$2	$20
General and administrative	628	511
Marketing	-	-
Total operating expenses	630	531
Loss from operations	(630)	(531)
Gain on debt restructuring	-	204
Interest income (expense), net	(62)	(53)
Interest from derivative conversion feature	-	-
Change in fair value of derivatives	121	-
Net loss	$(571)	$(380)

Curaxis accounts for equity awards to employees and non-employee directors and service providers under ASC 718 Compensation – Stock Compensation. As of March 31, 2011 there was $0.3 million of total unrecognized compensation costs related to unvested stock options. That cost is expected to be amortized on a straight-line basis over a weighted average service period of 1.9 years. Share-based compensation expenses recorded in the three months ended March 31, 2011 and 2010 were $46 thousand and $188 thousand, respectively.

 Research and Development Expense

	Three Months Ended
	March 31,
	2011	2010	$ Change	% Change
	(Unaudited - Dollars in thousands)
Research and development costs	$2	$20	$18	(90.0)%
Percent of total operating expenses	0.4%	3.8%

During 2007, Curaxis terminated all clinical trial activities and closed its’ research facility.  Further, the Company did not employ any personnel devoted to research and development activities in 2010 and 2011.  As a result, research and development expenses in 2010 and 2011 were limited to legal fees associated with the pursuit and maintenance of various patents and pending patent applications related to our Alzheimer’s disease and oncology drug candidates.  The decrease in research and development expenses for the three months ended March 31, 2011 as compared to the same period for 2010 is directly due to a decrease in legal and professional fees   relating to our pending patent applications and maintenance of our existing patents.  During the first quarter of 2010, significant work was completed by outside counsel and consultants to advance the prosecution of the Company’s combination therapy patent application. Repetitive work was not completed during the first quarter of 2011.

General and Administrative Expenses

	Three Months Ended
	March 31,
	2011	2010	$ Change	% Change
	(Unaudited - Dollars in thousands)

General and administrative expenses	$628	$511	$117	22.9%
Percent of total operating expenses	99.6%	96.3%

The increase in general and administrative expenses for the three months ended March 31, 2011 as compared to the same period for 2010 is primarily related an increase in consulting and advisory fees paid.  Such fees totaled $240 thousand for the first three months of 2011 compared to $132 thousand for the first three months of 2010; an increase of $108 thousand.  The increase reflects fees paid to a European advisor upon commencement of Company’s European capital market initiatives in 2011 offset by a decrease in fees paid to Southridge Business Solutions and Canterbury Investment Partners.    On February 8, 2011 the Company’s stock was approved for listing on the Frankfurt Exchange under the symbol “FSE.”  In anticipation of the listing, the Company engaged a European advisor, Continental Advisors, to complement its European capital markets initiatives as well as explore further business development or European strategic partnerships.  Fees paid to Continental Advisors during the first quarter totaled $200 thousand.    Along with the advisory services rendered, the fees also reflect work contracted by Continental Advisors on the Company’s behalf for preparation and submission of the foreign exchange application, public relations activities, analyst research, and escrow agent and stock placement fees.

During the first quarter of 2011, expenses recognized under the  under agreements executed between the Company and Southridge Business Solutions and Canterbury Investment Partners totaled $38 thousand compared to $130 thousand  recognized for the first quarter of 2010; a decrease of $92 thousand.   Under the agreements executed, Southridge and Canterbury are to assist Curaxis in negotiating settlements with its creditors to eliminate or substantially reduce and defer its trade date and assist Curaxis in merging with a publicly traded corporation to establish a public trading market for its stock.  Compensation for the services rendered includes monthly fees plus warrants issued for the purchase of the Company’s stock at agreed upon terms upon consummation of the proposed Merger transaction. The agreement with Canterbury expired during the first quarter of 2011, reducing the expense recognized by $9 thousand.  In addition, warrant compensation recognized under the Southridge agreement totaled $83 thousand for the first quarter of 2010; no warrant compensation was recognized in the first quarter of 2011 as the Merger transcation was completed in 2010.

Expenses for related international travel during the three month period ended March 31, 2011 totaled $50 thousand.  In addition, the increase in general and administrative expenses for the three month period ended March 31, 2011 also reflects Board of Directors fees of $24 thousand and D&O insurance premiums expense of $28 thousand.  These expenses were not recognized by the Company prior to the Merger transaction.

The increases in general and administrative expenses noted above for the first quarter of 2011 were offset  by decreases in payroll and related benefits of $55 thousand, website design and maintenance fees of $15 thousand and legal fees of $23 thousand for the comparative periods.

Gain on Debt Restructuring

	Three Months Ended
	March 31,
	2011	2010	$ Change	% Change
	(Unaudited - Dollars in thousands)
Gain on debt restructuring	$-	$204	$(204)	(100)%

On January 22, 2010 the Company and a Creditor reached a settlement agreement whereby the Company will make payments totaling $900,000 over the next two years to satisfy, in full, its obligation. Further, the agreement restricts the Company from transferring or pledging its intellectual property without prior consent of the Creditor.  Immediately preceding the settlement balances recorded on the Company’s financial records with respect to this vendor account included accrued interest and notes payable of $135 thousand and $924 thousand, respectively. The company evaluated the settlement under ASC 470-60, Troubled Debt Restructuring by Debtors. A gain totaling $159 thousand was realized on the vendor settlement.

During 2009, one of the Company’s creditors filed a law suit against the Company relating to a claim for $45 thousand for services rendered in connection with the Company’s terminated Phase III clinical trial, VP-AD-301.  On March 3, 2010, the suit was dismissed with prejudice.  A gain of $45 thousand was realized on the vendor settlement.

 Interest expense, Net

	Three Months Ended
	March 31,
	2011	2010	$ Change	% Change
	(Unaudited - Dollars in thousands)
Interest expense, net	$62	$53	$9	17.0%

Interest expense, net for the three ended March 31, 2011 and 2010 includes mainly interest accrued on Curaxis’ outstanding promissory notes payable to certain vendors and clinical sites.  The majority of the notes outstanding were issued during 2007 and 2008 to satisfy, in part, liabilities generated for services performed in conjunction with the terminated Phase III clinical trial.

The increase in expense for the three month period ended March 31, 2011, as compared to the respective period of 2010, can be attributed to interest expense accrued on delayed payments on the restructured debt totaling $9 thousand.

Change in fair value of derivatives

	Three Months Ended
	March 31,
	2011	2010	$ Change	% Change
	(Unaudited - Dollars in thousands)
Change in fair value of derivatives	$121	$-	$121	100.0%

During September 2010, the Company issued Series A and Series B Convertible preferred stock.  Because the Series A and Series B stock provide for a potential cash settlement in certain circumstances, the preferred stock has been classified as a liability at March 31, 2011.  The liability has been recorded at fair value based on potential shares of common stock issuable upon conversion multiplied by the current quoted market price of the company’s common stock and is subject to re measurement.  The change in fair value recognized reflects the decrease in the quoted market price of the Company’s stock from the last measurement date of December 31, 2010 through March 31, 2011.

Net Loss

	Three Months Ended
	March 31,
	2011	2010	$ Change	% Change
	(Unaudited - Dollars in thousands)
Net loss	$(571)	$(380)	$(191)	(50.3)%

Net loss for the three months ended March 31, 2011, was $.6 million compared to a net loss of $.4 million, including a $.2 million gain relating to the restructuring of trade debt, for the same period in 2010. The increase in the net loss is primarily due to the absence of any gain recognized on the restructuring of debt and the increase in general and administrative expenses offset by fair value adjustments recognized on convertible preferred stock issued and the decrease in research and developments expenses.

Liquidity and Capital Resources

Curaxis has been a developmental stage pharmaceutical company, has had no FDA approved products and has generated no commercial revenue.  Since inception, Curaxis has incurred losses from operations and has reported negative cash flows.

As of March 31, 2011, Curaxis had an accumulated deficit of $90.4 million and cash and cash equivalents of $9 thousand.  The cash position of Curaxis continues to be insufficient to satisfy its obligations with many vendors. Curaxis will continue to incur operating losses and be unencumbered by revenue until it is successful in developing and commercializing its lead product candidate, Memryte.  Curaxis estimated that expenses to complete the clinical development of Memryte and to seek FDA approval to market Memryte will total at least $48 million.  Such expenses will be incurred over a four-year period. Historically, Curaxis had relied on private placements of its common stock and issuance of preferred stock to fund operations.

In 2009, Curaxis entered into a series of agreements with Southridge and Canterbury, in order to restructure its balance sheet and establish a trading market for its common stock.  Under the terms of those agreements, Southridge and Canterbury have assisted Curaxis in negotiating settlements with its creditors to eliminate or substantially reduce and defer its trade debt.  To date, Curaxis had realized reductions in excess of $6 million in liabilities as the result of the combined efforts.  In addition, Southridge assisted Curaxis in securing  a $25 million equity facility under which Curaxis can periodically, over a period of three years, sell up to $25 million of its common stock to a third party or affiliate of Southridge.  The Registration Statement which registered 13,000,000 shares of the Company’s common stock to be issued under the terms of the Equity Credit Agreement became effective January 26, 2011.  The proceeds of the equity facility will be used to fund the next step in Curaxis’ clinical development plan, a Phase IIb study in approximately 200-250 women.  To date, minimal amounts have been drawn under the agreement to meet current operating needs. However, because our ability to draw down amounts under the Equity Credit Agreement is subject to a number of conditions, there is no guarantee that we will be able to draw down any significant portion or all of the $25 million available to us under the Equity Credit Agreement.

Assuming the study commences in 2011, it is anticipated that the results of the study would be available in early 2014..  Assuming favorable results from the second Phase II trial are achieved, Curaxis’ management expected to fund the remaining development of its product candidate through public equity offerings, debt financings and possibly corporate collaborations and licensing arrangements.  However, the ability to secure such funding on a prospective basis is uncertain.  If Curaxis is unable to secure funding as intended, Curaxis will be forced to delay, reduce or eliminate its research and development programs or commercialization efforts.

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

Southridge has assisted Curaxis in meeting its interim cash flow needs.  Through March 31, 2011, Southridge has advanced the Company $1.3 million to assist with its operating cash needs.  The funds advanced have been used by the Company to fund certain costs associated with the Merger transaction completed, initiation of public and investor relations initiatives, required payments under trade debt agreements and general operational expenses.  In return, the Company issued shares of Series A, Series B and Series C 4% Convertible Preferred Stock.  No additional funding has occurred subsequent to March 31, 2011 to date.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of March 31, 2011.  Disclosure controls and procedures are those controls and procedures designed to provide reasonable assurance that the information required to be disclosed in our Exchange Act filings is (1) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms, and (2) accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2011, the Company had a material weakness with respect to its disclosure controls and procedures because it did not have a sufficient number of personnel with an appropriate level of knowledge and experience of generally accepted accounting principles in the United States of America (U.S. GAAP) that are commensurate with the Company’s financial reporting requirements.  As a result of the material weakness, the Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2011, the Company’s disclosure controls and procedures were ineffective.

(b) Management’s Annual Report on Internal Control over Financial Reporting

Management, including our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a – 15(f).  Management conducted an assessment as of March 31, 2011, of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2011, the Company had a material weakness with respect to its internal controls over financial reporting because it did not have a sufficient number of personnel to provide for adequate segregation of duties and independent review and approval of specific transactions. In addition, the Company lacked a sufficient number of personnel with an appropriate level of knowledge and experience of generally accepted accounting principles in the United States of America (U.S. GAAP).

This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the U.S. Securities and Exchange Commission that permit us to provide only management’s report in this report.

(c) Changes in Internal Control over Financial Reporting

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

Item 1A. Risk Factors.

We believe there are no changes that constitute material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K, filed on March 31, 2011.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2011, we issued 7,800 shares of unregistered common stock of the Company  upon the exercise of warrants at $0.10 per share.

Item 3.  Defaults Upon Senior Securities.

There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default not cured within 30 days, with respect to any indebtedness of the Company.

Item 4.  (Removed and Reserved).

Item 5.  Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description

3.1	Series C Certificate of Designation

10.1	Series C Convertible Preferred Stock Purchase Agreement, dated March 30, 2011, by and between Curaxis Pharmaceutical Corporation and C P Acquisition Partners LP

31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).

32.1	Certification by the Principal Accounting Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).

32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Principal Accounting Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CURAXIS PHARMACEUTICAL CORPORATION

Dated: May 11, 2011	By:	/s/ Patrick S. Smith
Name: Patrick S. Smith
Title: Chief Executive Officer (Principal Executive Officer)

Dated: May 11, 2011	By:	/s/ David J. Corcoran
Name: David J. Corcoran
Title: Chief Financial Officer (Principal Accounting Officer)