Form 10-Q
period 2011-06-30
CURAXIS PHARMACEUTICAL Corp
filed 2011-08-12
CIK 1434893

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2011

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 333-150937

CURAXIS PHARMACEUTICAL CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	26-1919261
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1004 Chagford Way
Raleigh, NC 27614
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

As of August 11, 2011, there were 76,537,861 shares outstanding of the registrant’s common stock.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

INDEX TO CONDENSED FINANCIAL STATEMENTS

PAGE

CONDENSED CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 2011 (UNAUDITED) AND DECEMBER 31, 2010	4

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010 AND THE CUMULATIVE PERIOD FROM INCEPTION (FEBRUARY 27, 2001) TO JUNE 30, 2011	5

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) FOR THE CUMULATIVE PERIOD FROM INCEPTION (FEBRUARY 27, 2001) TO JUNE 30, 2011	6

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010 AND THE CUMULATIVE PERIOD FROM INCEPTION (FEBRUARY 27, 2001) TO JUNE 30, 2011	8

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS	10

PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STAEMENTS

CURAXIS PHARMACEUTICAL CORPORATION
(A Development Stage Corporation)
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31,	June 30,
	2010	2011
Assets		(Unaudited)
Current assets:
Cash and cash equivalents	$2	$9
Prepaid assets	301	308
Security deposit	6	-
Total current assets	309	317
Property and equipment, net	2	1
Other assets	612	461
Total assets	923	779
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	2,793	3,000
Accrued expenses	1,231	1,516
Current portion of capital lease obligation	4	4
Notes payable	2,525	3,774
Total current liabilities	6,553	8,294

Derivative Instrument	1,336	972
Deferred purchase credit	500	500
Deferred revenue	1,727	1,727
Long-term notes payable	1,250	-
Total liabilities	11,366	11,493
Commitments and contingencies	―	―
Stockholders’ equity (deficit):
Preferred Stock, $.0001 par value; 20,000 authorized; 1 and 1 shares issued and outstanding at December 31, 2010 and June 30, 2011	―	―
Common stock, $0.0001 par value; 480,000 authorized; 72,216 and 76,474 shares issued and outstanding at December 31, 2010 and June 30, 2011, respectively	7	8
Additional paid-in capital	79,458	79,960
Subscription receivable	(104)	-
Deficit accumulated during the development stage	(89,804)	(90,682)
Total stockholders’ equity (deficit)	(10,443)	(10,714)
Total liabilities and stockholders’ equity (deficit)	$923	$779

See notes to condensed consolidated financial statements

CURAXIS PHARMACEUTICAL CORPORATION
(A Development Stage Corporation)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited - in thousands, except per share amounts)

	Three months ended June 30,			Six months ended June 30,		Cumulative from Inception (February 27, 2001) to June 30, 2011
	2010	2011		2010	2011
Operating expenses
Research and development	$23		$-	$42	$2	$61,435
General and administrative	412		470	925	1,098	27,775
Marketing	-		-	-	-	5,557
Loss on investment in real estate	-		-	-	-	1,091
Loss on lease termination	-		-	-	-	374
Total operating (income) expenses	435		470	967	1,100	96,232

Operating (loss) income	(435)		(470)	(967)	(1,100)	(96,232)

Gain on debt restructuring	-		-	204	-	6,766
Interest income (expense), net	(40)		(57)	(92)	(119)	(1,211)
Interest from derivative conversion feature	-		-	-	-	(2,586)
Change in fair value of derivatives	-		243	-	364	2,614

Net income (loss)	$(475)		$(284)	$(855)	$(855)	$(90,649)
Basic net income (loss) per share	$(0.01)		$(0.00)	$(0.01)	$(0.01)
Diluted net income (loss) per share	$(0.01)	$	(0.00)	$(0.01)	$(0.01)
Weighted average common shares outstanding – basic	63,985		75,094	63,819	73,741
Weighted average common shares outstanding – diluted	63,985		75,094	63,819	73,741

See notes to condensed consolidated financial statement

CURAXIS PHARMACEUTICAL CORPORATION
(A Development Stage Corporation)
CONDENSED CONSOILIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited - in thousands)

	Preferred stock			Common stock			Additional Paid-in-Capital		Subscription receivable		Deficit Accumulated during the Development Stage
	Shares	Amount		Shares	Amount								Total

Balances at Inception (February 27, 2001)	―	$	―	―	$	―	$	―	$	―	$	―	$	―
Sale of common stock				25,657		26		1,073				―		1,099
Stock-based compensation	―		―	―		―		100		―		―		100
Net loss	―		―	―		―		―		―		(1,219)		(1,219)
Balances at December 31, 2001	―		―	25,657		26		1,173		―		(1,219)		(20)
Sale of common stock	―		―	4,054		4		4,105		―		―		4,109
Issuance of common stock in exchange for consulting services	―		―	12		―		10		―		―		10
Stock-based compensation	―		―	―		―		272		―		―		272
Net loss	―		―	―		―		―		―		(3,190)		(3,190)
Balances at December 31, 2002	―		―	29,723		30		5,560		―		(4,409)		1,181
Sale of common stock	―		―	4,794		5		8,239		―		―		8,244
Issuance of common stock in exchange for consulting services	―		―	36		―		55		―		―		55
Repurchase of common stock	―		―	(330)		―		(379)		―		―		(379)
Stock-based compensation	―		―	―		―		78		―		―		78
Net loss	―		―	―		―		―		―		(6,633)		(6,633)
Balances at December 31, 2003	―		―	34,223		35		13,553		―		(11,042)		2,546
Sale of common stock	―		―	4,388		4		12,491		―		―		12,495
Issuance of common stock in exchange for consulting services	―		―	20		―		66		―		―		66
Net loss	―		―	―		―		―		―		(11,626)		(11,626)
Balances at December 31, 2004	―		―	38,631		39		26,110		―		(22,668)		3,481
Sale of common stock	―		―	3,305		3		28,839		―		―		28,842
Issuance of common stock in exchange for consulting services	―		―	4		―		33		―		―		33
Stock-based compensation	―		―	―		―		10		―		―		10
Repurchase of common stock	―		―	(1)		―		(9)		―		―		(9)
Net loss	―		―	―		―		―		―		(32,904)		(32,904)
Balances at December 31, 2005	―		―	41,939		42		54,983		―		(55,572)		(547)
Sale of common stock	―		―	1,513		1		15,127		―		―		15,128
Sale of common stock under warrants	―		―	2,886		3		286		―		―		289
Stock-based compensation	―		―	―		―		1,155		―		―		1,155
Repurchase of common stock	―		―	(150)		―		―		―		―		―
Net loss	―		―	―		―		―		―		(28,235)		(28,235)
Balances at December 31, 2006	―		―	46,188		$46		$1,551	$	―		$(83,807)		$(12,210)

See notes to condensed consolidated financial statements

CURAXIS PHARMACEUTICAL CORPORATION
(A Development Stage Corporation)
CONDENSED CONSOILIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) - CONTINUED
(Unaudited - in thousands)

	Preferred stock			Common stock		Additional Paid-in-Capital	Subscription receivable		Deficit Accumulated during the Development Stage
	Shares	Amount		Shares	Amount						Total

Sale of common stock	―	$	―	1,822	$2	$2,336	$	―	$	―	$2,338
Sale of common stock under warrants				1,971	2	171				―	173
Stock-based compensation	―		―	―	―	889		―		―	889
Net loss	―		―	―	―	―		―		(6,744)	(6,744)
Balances at December 31, 2007	―		―	49,981	50	74,947		―		(90,551)	(15,554)
Sale of common stock	―		―	5,120	5	518		―		―	523
Sale of common stock under warrants	―		―	41	―	4		―		―	4
Stock-based compensation	―		―	―	―	469		―		―	469
Net loss	―		―	―	―	―		―		(1,986)	(1,986)
Balances at December 31, 2008	―		―	55,142	55	75,938		―		(92,537)	(16,544)
Sale of common stock, net	―		―	6,071	6	1,096		―		―	1,102
Sale of common stock under warrants	―		―	1,448	1	143		―		―	144
Issuance of warrants	―		―	―	―	330		―		―	330
Stock grant	―		―	150	―	30		―		―	30
Stock-based compensation	―		―	―	―	361		―		―	361
Net income	―		―	―	―	―		―		4,987	4,987
Balances at December 31, 2009	―		―	62,811	62	77,898		―		(87,550)	(9,590)

Sale of common stock, net	―		―	1,182	1	219		―		―	220
Sale of common stock under warrants	―		―	528	1	50		―		―	51
Issuance of warrants	―		―	―	―	1,111		―		―	1,111
Recapitalization of Company upon Merger effective July 29, 2010	―		―	7,695	(57)	(51)		―		―	(108)
Stock-based compensation	―		―	―	―	231		―		―	231
Sale of Preferred stock	1		―	―	―	―		(104)		―	(104)
Dividends on convertible 4% preferred stock	―		―	―	―	―		―		(10)	(104)
Net loss										(2,244)	(2,244)
Balances at December 31, 2010	1		―	72,216	7	79,458		(104)		(89,804)	(10,443)
Issuance of common stock under Equity Credit Agreement, net	―		―	703	―	109		―		―	109
Sale of common stock under warrants	―		―	2,185	1	6		―		―	7
Issuance of common stock in exchange for consulting services	―		―	170	―	80		―			80
Stock-based compensation	―		―	―	―	41		―		―	41
Sale of Preferred stock	1		―	―	―	266		104		―	370
Conversion of preferred stock to common stock	(1)		―	1,200	―	―		―		―	―
Dividends on convertible 4% preferred stock	―		―	―	―	―		―		(23)	(23)
Net loss										(855)	(855)
Balances at June 30, 2011	1	$	―	76,474	$8	$79,960	$	―		$(90,682)	$(10,714)

See notes to condensed consolidated financial statements

CURAXIS PHARMACEUTICAL CORPORATION
(A Development Stage Corporation)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited - in thousands)

	Six months Ended June 30,			Cumulative from Inception (February 27, 2001) to June 30, 2011
	2010		2011

Cash flows from operating activities
Net income (loss)		$(855)	$(855)	$(90,649)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation		―	1	995
Stock-based compensation expense		242	41	4,111
Common stock issued in exchange for consulting service		―	80	244
Interest form derivative conversion feature		―	―	2,586
Change in fair value of derivatives			(364)	(2,614)
Loss (gain) on disposal of property and equipment		―	―	169
Loss on investment in real estate		―	―	1,091
Gain on restructuring of trade debt		(204)	―	(6,766)
Changes in operating assets and liabilities:
Prepaid expenses		126	19	70
Accounts receivable		―	―	―
Security deposits		(5)	6	―
Other assets		―	―	―
Accounts payable		17	207	7,944
Accrued expenses		(19)	262	2,715
Deferred purchase credit		―	―	500
Deferred revenue		―	―	1,727
Net cash used in operating activities		$(698)	$(603)	$(77,877)
Cash flows from investing activities
Purchase of property and equipment		―	―	(1,195)
Purchase of real estate investment		―	―	(3,155)
Proceeds from the sale of property and equipment		―	―	50
Proceeds from the sale of real estate		―	―	2,064
Decrease in restricted cash		―	―	―
Net cash provided by (used in) investing activities	$	―	$ ―	$(2,236)
Cash flows from financing activities
Issuance of common stock	$205	$241	$75,003
Issuance of Preferred Stock	―	266	1,162
Proceeds from subscription receivable on preferred stock	―	104	104
Issuance of notes payable	―	―	5,011
Issuance of long-term debt	―	―	592
Payments on notes payable	(59)	(1)	(1,343)
Payments on capital lease obligation	―	―	(16)
Repurchase of common stock	―	―	(388)
Repayments of notes payable to related parties	―	―	(202)
Payments on long-term debt	―	―	(3)
Proceeds from notes payable to related parties	―	―	202
Repayment of mortgage note payable	―	―	(3,100)
Proceeds from the issuance of mortgage note	―	―	3,100
Net cash provided by financing activities	$146	$610	$80,122

See notes to condensed consolidated financial statements

CURAXIS PHARMACEUTICAL CORPORATION
(A Development Stage Corporation)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

(Unaudited - in thousands)

	Six months Ended June 30,				Cumulative from Inception (February 27, 2001) to June 30, 2011
	2010		2011
Net increase (decrease) in cash and cash equivalents		$(552)		$7		$9
Cash and cash equivalents, beginning of period		631		2		―
Cash and cash equivalents, end of period		$79		$9		$9

Supplemental disclosure of cash flow information:
Cash paid for interest	$	―		$1		$258
Cash paid for income taxes	$	―	$	―	$	―
Non-cash financing activities:
Conversion of trade payables to notes	$	―	$	―		$5 ,603
Restructuring of trade debt		$204	$	―		$6,766
Issuance of warrant for accrued liability		$129	$	―		$129
Issuance of warrants for prepaid asset	$	―	$	―		$(881)
Net liabilities acquired in Merger Transaction	$	―	$	―		$(92)
Charge to paid-in-capital for amortization of warrants issued with respect to the Equity Credit Agreement	$	―		126		$126

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

In the opinion of management, all adjustments, consisting only of normal, recurring adjustments, considered necessary for a fair presentation of the results of these interim periods have been included.  The results of operations for the three and six months ended June 30, 2011, may not be indicative of the results that may be expected for the full year.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

Corporate History

The Company was incorporated in Nevada on February 1, 2008, under the name Auto Search Cars, Inc.  The Company initially was engaged in the development of a web-based e-commerce site platform to provide information for the sale of vehicles and vehicle financing and warranties.  However, no significant activities related to the website development have occurred.   On February 8, 2010, the Company entered into an Agreement and Plan of Merger and Plan of Reorganization (the “Merger Agreement”) with Auto Search Cars Acquisition Corp. (“Acquisition Sub”), a Delaware corporation wholly owned by the Company, and Curaxis Pharmaceutical Corporation, a Delaware corporation (“Curaxis Delaware”), pursuant to which Acquisition Sub would be merged with and into the Curaxis Delaware with Curaxis Delaware continuing as the surviving wholly-owned subsidiary of the Company.  Upon effectiveness of the Merger Agreement, the Company ceased its e-commerce business and initiated the business plan of Curaxis Delaware.  On July 29, 2010, the parties executed an amendment to the Merger Agreement in order to amend the consideration paid for the cancellation of certain shares of the Corporation’s common stock.

On July 29, 2010, the merger transaction was closed.  Pursuant to the amended Merger Agreement, the Company issued 64.2 million shares of its common stock to the holders of common stock of the Curaxis Delaware (the “Merger”).  Under the terms of the Merger, all but 8.7 million of these shares were restricted from trading for a period of one year from the closing of the Merger.  In addition, each issued Curaxis Delaware Warrant (as defined in the Merger Agreement) were converted into warrants to purchase an equal number of shares of Auto Search’s common stock at the Exercise Price defined in the Company Warrants. Further the sole officer of Auto Search agreed to cancel 181,285,000 shares of Auto Search common stock in exchange for payment of $100 thousand dollars in the form of a promissory note and the issuance of 3,589,460 warrants to purchase common stock of the surviving corporation.

On July 30, 2010, the Company entered into an agreement and plan of merger with Curaxis Pharmaceutical Corporation, a Nevada corporation formed solely for the purpose of a name change.  Pursuant to the Short-Form Merger, the Company changed its name to Curaxis Pharmaceutical Corporation (“Curaxis” or the “Company”).

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

In 2009, the Company entered into a series of agreements with Southridge Business Solutions Group (“Southridge”) and Canterbury Investment Partners LLC (“Canterbury”), in order to restructure its balance sheet and establish a trading market for its common stock.  Under the terms of those agreements, Southridge and Canterbury have assisted Curaxis in negotiating settlements with its creditors to eliminate or substantially reduce and defer its trade debt.  To date, the Company has realized reductions in excess of $6 million in liabilities as the result of the combined efforts.  In addition, Southridge assisted Curaxis in securing a $25 million equity facility under which the Company can periodically, over a period of three years, sell up to $25 million of its common stock to an affiliate of Southridge.  On December 8, 2010, the Company filed a Registration Statement on Form S-1 to register 13,000,000 shares of common stock to be reserved for issuance under the equity line facility.  The proceeds of the equity facility will be used to fund the next step in Curaxis’ clinical development plan, a Phase IIb study in approximately 200-250 women.  Assuming the study commences in 2012, it is anticipated that the results of the study would be available in late 2014.  Assuming favorable results from the second Phase II trial are achieved, Curaxis’ management expected to fund the remaining development of its product candidate through public equity offerings, debt financings and possibly corporate collaborations and licensing arrangements.  However, the ability to secure such funding on a prospective basis is uncertain.  If Curaxis is unable to secure funding as intended, Curaxis will be forced to delay, reduce or eliminate its research and development programs or commercialization efforts. There can be no assurance that the Company will be successful in achieving its goals.

Fair Value of Financial Instruments

The carrying amounts for cash, cash equivalents, accounts receivables, prepaid assets, accounts payable, and accrued expenses approximate fair value because of their short-term nature.  We have determined that it is not practical to estimate the fair value of our notes payable because of their unique nature and the costs that would be incurred to obtain an independent valuation.  We do not have comparable outstanding debt on which to base an estimated current borrowing rate or other discount rate for purposes of estimating the fair value of the notes payable and we have not yet obtained or developed a valuation model.  Additionally, we are engaged in research and development activities and have not yet developed products for sale. Accordingly, at this stage of our development, a credit risk assessment is highly judgmental. These factors all contribute to the impracticability of estimating the fair value of the notes payable.  At June 30, 2011, the carrying value of the notes payable and accrued interest was $3.8 million and $565 thousand, respectively.

Fair Value Measurements

The authoritative guidance for fair value measurements defines fair value as the exchange price that would be received an asset or paid to transfer a liability (an exit price) in the principal or the most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  Market participants are buyers and sellers in the principal market that are (i) independent, (ii) knowledgeable, (iii) able to transact, and (iv) willing to transact. The guidance describes a fair value hierarchy based on the levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

•	Level 1 — Quoted prices in active markets for identical assets or liabilities.

•
Level 2 — Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or corroborated by observable market data or substantially the full term of the assets or liabilities.

•	Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the value of the assets or liabilities.

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

2.  Notes payable

Notes payable consist of the following (in thousands):

	December 31,	June 30,
	2010	2011

Notes payable to clinical research sites	$405	$404
Promissory Note dated September 15, 2006	1,925	1,925
Promissory Installment Note dated September 26, 2006	500	500
Promissory Note dated July 1, 2007	300	300
Promissory Note dated August 21, 2007	420	420
Promissory Note and Security Agreement dated September 22, 2008	26	26
Default judgment dated October 29, 2009	99	99
Promissory note dated July 29, 2010	100	100
	3,775	3,774
Less: Current portion of notes payable	2,525	3,774
	$1,250	$-

3.  Equity Credit Agreement

On September 16, 2010, the Company entered into a Private Equity Credit Agreement (the “Equity Credit Agreement”) with Southridge Partners II, LP (the “Investor”), a limited partnership organized and existing under the laws of the State of Delaware and an affiliate of Southridge.  Pursuant to this Equity Credit Agreement, the Investor shall commit to purchase upon to $25 million of the Company’s common stock over the course of thirty-six months commencing the effective date of the initial Registration Statement covering the Registrable Securities pursuant to the Equity Credit Agreement. The put option price is 95% of the average of three lowest closing bid price (the “Bid Price”) of any two applicable trading days, consecutive or inconsecutive, during the five trading day period (the “Valuation Period”) commencing the date a put notice (the “Put Notice”) is delivered to the Investor (the “Put Date”) in a manner provided by the Equity Credit Agreement.

In addition, pursuant to the Equity Credit Agreement, in each Put Notice, the Company is required to specify a minimum stock price which in no event shall be less than 80% of the average of the Closing Bid Price for the five trading days ending immediately prior to the Put Date (the “Floor Price”).  In the event the Bid Price decreases below the Floor Price during the Valuation Period, the Investors obligation to fund one-fifth of the put amount for each such trading day shall terminate and the put amount shall be adjusted accordingly.

The “Registrable Securities” include the Put Shares, any Blackout Shares (as defined in the Equity Credit Agreement) and any securities issued or issuable with respect to any of the foregoing by way of exchange, stock dividend or stock split or in connection with a combination of shares, recapitalization, merger, consolidation or other reorganization or otherwise.

Upon execution of the Equity Credit Agreement, the Company issued 820,856 warrants to the Investor in accordance with the Transaction Management Agreement (as defined herein) with Southridge.  The exercise price is equal to 120% of the average closing price of the Company’s stock for the previous 20 days or $1.52.  The fair value of the warrants totaling $881 thousand have been recognized as prepaid financing costs as of the agreement date and are amortized over the life of the agreement or 36 months.

On December 7, 2011, the Company filed a Registration of Form S-1 which was subsequently amended on January 13, 2011 to register 13,000,000 shares of the Company’s common stock to be issued under the terms of the Equity Credit Agreement.  The Registration Statement was declared effective January 26, 2011.  From January 26, to June 30, 2011, the Investor purchased 703 thousand shares of common stock pursuant to the terms of the Equity Credit Agreement, for which the proceeds to the Company totaled $109 thousand.  These proceeds are net of expenses of $126 thousand associated with the warrants issued to the Investor upon execution of the Equity Credit Agreement.

4.  Stock Purchase Warrants

At December 31, 2010 and June 30, 2011 outstanding warrants to purchase the company’s common stock are as follows:

	December 31, 2010	June 30, 2011	Exercise Price	Expiration Date

Warrants issued January 2006 through May 2007 in conjunction with private placement of common stock.	3,095,800	3,060,200	$0.10	December 31, 2011

Warrants issued to select vendors to satisfy, in part, liabilities generated from services performed in conjunction with our terminated Phase III clinical trial, VP-AD-301.	54,800	54,800	$0.50	December 31, 2011

Warrants issued under Transaction Management Agreement executed with Southridge.	2,149,100	-	$0.001	August 31, 2016

Warrants issued to outside consultants for services rendered in connection with the financing round completed on February 5, 2010.	844,400	844,400	$0.22	August 31, 2016

Warrants issued as consideration for the cancellation of 181,285,000 shares of common stock upon consummation of the Merger transaction effective July 29, 2010.	3,589,500	3,589,500	$0.001	July 29, 2017

Warrants issued to Southridge under the Transaction Management Agreement upon execution of Equity Credit Agreement dated September 14, 2010.	820,800	820,800	$1.52	September 15, 2015

Warrants issued August 31, 2010 to outside vendor for development of the Company’s website.	100,000	100,000	$0.30	August 31, 2015
	10,654,400	8,469,700

During the six months ended June 30, 2011, 35,580 warrants were exercised at $0.10 per share and 2,149,100 warrants were exercised at $.001 per share.

5.  Series C Convertible Preferred Stock

On March 29, 2011, the Company amended its certificate of incorporation by filing certificates of designation with the Secretary of State of Nevada that designated a third series of convertible preferred stock (the “Series C Convertible Preferred Stock”).  Each share of   Series C Convertible Preferred Stock has a par value of $0.0001 and an initial stated value equal to $1,000.  The Company is to pay cumulative dividends at the rate of 4% per annum, payable quarterly in arrears beginning June 15, 2011.  Dividends may be paid in cash or at the Company’s irrevocable option, in shares at the lesser of (A) the pre-determined conversion price or (B) 80% of the ten previous days’ Volume Weighted Average Price (VWAP).  Each share of preferred stock shall be convertible at any time at the option of the holder into common stock.  The number of shares of common stock to be issued upon conversion of each share of Series C Convertible Preferred Stock will be determined by dividing the initial stated value of the Series C Convertible Preferred Stock by a pre-determined conversion rate of $0.50.

On March 30, 2011, the Company entered into a Series C Convertible Preferred Stock Purchase Agreement (the “Series C Agreement”), by and between the Company and C P Acquisition Partners LP, an affiliate of Southridge (the “Purchaser”).  Pursuant to the terms of the Series C Agreement, the Company sold 636 shares of the Company’s Series C Convertible Preferred Stock for a total purchase price of $265,900.  On April 26, 2011, the Company issued 1,200,000 shares of common stock to the Purchaser upon conversion of 600 shares of the Company’s Series C Convertible Preferred Stock at the pre-determined conversion rate.

Dividends payable in arrears at June 30, 2011, totaled $33 thousand.

6. Accounting for stock-based compensation

Total stock-based compensation expense recognized in the accompanying condensed consolidated statement of operations for the three and six months ended June 30, 2010 and 2011 was as follows (in thousands):

	Three-months ended June 30,		Six months ended June 30,
	2010	2011	2010	2011

Employee-related stock-based compensation	$54	$(5)	$113	$41
Non-employee related stock based compensation	-	-	129	-
	$54	$(5)	$242	$41

During the three months ended June 30, 2011, 130 thousand unvested stock options were cancelled upon the resignation of certain executive officers and directors.  In addition, the Company extended the contractual life of 1.5 million vested options held by the former employees as of their respective resignation date.  No additional expense was recognized as a result of the modifications.

As of June 30, 2011, there was $235 thousand of total unrecognized compensation cost related to non-vested share based compensation arrangements granted under the Plans.  That cost is expected to be recognized over a weighted–average period of 2.2 years.

7.  Earnings per share

In accordance with ASC 260, “Earnings Per Share”, basic net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding.  Diluted net loss per common share is computed similarly to basic net loss per share, except that the denominator is increased to include all potential dilutive common shares, including outstanding options and warrants.  Potentially dilutive common shares have been excluded from the diluted loss per common share computation for the three and six months ended June 30, 2010 and 2011, because such securities have an anti-dilutive effect on loss per share due to the Company’s net losses.

The following table sets forth the number of potential shares of common stock that have been excluded from diluted earnings per share because their effect was anti-dilutive (in thousands):

	June 30,	June 30,
	2010	2011

Outstanding stock options	3,328	3,308
Outstanding warrants	5.983	8,470
Outstanding preferred stock at conversion	-	2,501
	9,311	14,279

8.  Fair Value

In accordance with FASB ASC 820, “Fair Value Measurements and Disclosures”, the following table represents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as  December 31, 2010 and  June 30, 2011:

	Level 2	Level 2
	December 31, 2010	June 30, 2011
	($ thousands)	($ thousands)

Derivative instruments (long term)	$1,336	$971
Total	$1,336	$971

8.  Commitments

Management Advisory and Consulting Agreements

Southridge Agreement

On May 28, 2009, Curaxis Delaware entered into a transaction management agreement with Southridge to assist Curaxis in restructuring its balance sheet, principally through negotiations with several large trade creditors to reduce their claims, and to assist Curaxis in effectuating a merger with a suitable public corporation (the “Transaction Management Agreement”).  Pursuant to the Transaction Management Agreement, Curaxis had worked with Southridge to reduce its trade debt by approximately $6,000,000 and entered into the Merger Agreement with Auto Search Cars, Inc. Under the terms of the Transaction Management Agreement, Curaxis is obligated to pay Southridge a management fee of $10,000 per month, from June 1, 2009, through the first anniversary of the closing of the Merger with Auto Search Cars, Inc., or July 29, 2011.  Curaxis Delaware may terminate the Transaction Management Agreement at any time by giving 90 days’ advance notice to Southridge.  In addition, Curaxis Delaware was obligated to issue to Southridge warrants equal to 3% of Curaxis’ outstanding stock as of the date of the Merger with Auto Search at an exercise price of $0.001 per share. A total of 2,149,148 warrants have been issued to Southridge under the Transaction Management Agreement.  On May 27, 2011, the Transaction Management Agreement was terminated by Southridge.

Canterbury Agreement

On June 12, 2009, Curaxis Delaware entered into a letter agreement with Canterbury Investment Partners, LLC of Hingham, Massachusetts (“Canterbury”), to assist Curaxis Delaware in a range of issues in connection with its contemplated merger with a public shell corporation, including its negotiations with Southridge, in developing a strategy to negotiate reductions, deferrals and/or equity exchanges with its trade creditors and in raising funds from current or prospective investors and in negotiating the terms of the acquisition of a public corporation (the “Letter Agreement”).  Under the terms of the Letter Agreement, Curaxis paid Canterbury a retainer of $50,000 and is also obligated to pay Canterbury a monthly fee of $5,833 for a period of twelve (12) months from September 2009 through August 2010. In addition, under the Letter Agreement, Curaxis Delaware has issued a warrant to Canterbury to purchase 854,358 shares of Curaxis Common Stock at a price of $0.22 per share. Following the closing of the Merger with Auto Search, Curaxis is obligated to pay Canterbury the sum of $8,000 per month for a period of six (6) months for Canterbury’s assistance in developing and implementing a strategy to support Curaxis in its dealings with the financial community.

9.  Subsequent Events

From July 1  to August 11, 2011, the Company issued 64 thousand shares of common stock upon exercise of outstanding warrants at $0.10 per share.

On July 29, 2011, the Company issued 10 thousand shares of common stock to a vendor for consulting services to be rendered during the three month period ending September 30, 2011.

On July 20, 2011, the Company received $39 thousand in grants proceeds awarded by the US Department of Health and Human Services under the Qualifying Therapeutic Discovery Project Program.

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

Since Curaxis’ inception, it has not received approval to market any product, has had no revenues from product sales and has devoted substantially all of its efforts to the development of its treatment for mild to moderate Alzheimer’s disease.  Curaxis funded its operations primarily through the sale of common stock, preferred stock and warrants to private investors, which have provided net cash proceeds of approximately $76.3 million as of June 30, 2011.  Curaxis has never been profitable and, as June 30, 2011, it had an accumulated deficit of $90.7 million.

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

Critical Accounting Policies

There have been no material changes to our critical accounting policies as described in our audited financial statements included in our Annual Report on Form 10-K filed with the SEC, dated March 31, 2011.

RESULTS OF OPERATIONS

Three and Six months Ended June 30, 2011 and 2010

The table below summarizes the results of operations of Curaxis for the three and six month periods ended June 30, 2011 and 2010.

	For the Three Months ended June 30,
	2011	2010
Operating expenses:
Research and development	$-	$23
General and administrative	470	412
Marketing	-	-
Total operating expenses	470	435
(Loss) income from operations	(470)	(435)
Gain on debt restructuring	-	-
Interest income (expense), net	(57)	(40)
Change in fair value of derivatives	243	-
Net income (loss)	$(284)	$(475)

	For the Six months ended June 30,
	2011	2010
Operating expenses:
Research and development	$2	$42
General and administrative	1,098	925
Marketing	-	-
Total operating expenses	1,100	967
(Loss) income from operations	(1,100)	(967)
Gain on debt restructuring	-	204
Interest income (expense), net	(119)	(92)
Change in fair value of derivatives	364	-
Net income (loss)	$(855)	$(855)

Curaxis accounts for equity awards to employees and non-employee directors and service providers under ASC 718 Compensation – Stock Compensation.  As of June 30, 2011, there was $0.2 million of total unrecognized compensation costs related to unvested stock options.  That cost is expected to be amortized on a straight-line basis over a weighted average service period of 2.2 years.  Share-based compensation expenses recorded in the three months ended June 30, 2011 and 2010, were $(5) thousand and $54 thousand, respectively. Share-based compensation expenses recorded in the six months ended June 30, 2011 and 2010 were $41 and $242 thousand, respectively. During the three months ended June 30, 2011, 130 thousand unvested stock options were cancelled upon the resignation of certain executive officers and directors.  In addition, the Company extended the contractual life of 1.5 million vested options held by the former employees as of their respective resignation date.  No additional expense was recognized as a result of the modifications.

Three and Six months Ended June 30, 2011 Compared to Three and Six months Ended June 30, 2010

Research and Development Expense

	Three Months Ended
	June 30,
	2011	2010	$ Change	% Change
	(Unaudited - Dollars in thousands)
Research and development costs	$-	$23	$(23)	(100.0)%
Percent of total operating expenses	0.0%	5.3%

	Six months Ended
	June 30,
	2011	2010	$ Change	% Change
	(Unaudited - Dollars in thousands)
Research and development costs	$2	$42	$(40)	(95.3)%
Percent of total operating expenses	0.2%	4.4%

During 2007, Curaxis terminated all clinical trial activities and closed its’ research facility.  Further, the Company did not employ any personnel devoted to research and development activities in 2010 and 2011.  As a result, research and development expenses in 2010 and 2011 were limited to legal fees associated with the pursuit and maintenance of various patents and pending patent applications related to our Alzheimer’s disease and oncology drug candidates.  The decrease in research and development expenses for the three and six months ended June 30, 2011, as compared to the same periods for 2010, is directly due to a decrease in legal and professional fees relating to our pending patent applications and maintenance of our existing patents.  During the first half of 2010, significant work was completed by outside counsel and consultants to advance the prosecution of the Company’s combination therapy patent application.  Repetitive work was not completed during the first half of 2011.

General and Administrative Expenses

	Three Months Ended
	June 30,
	2011	2010	$ Change	% Change
	(Unaudited - Dollars in thousands)

General and administrative expenses	$470	$412	$58	14.1%
Percent of total operating expenses	100.0%	94.7%

	Six months Ended
	June 30,
	2011	2010	$ Change	% Change
	(Unaudited - Dollars in thousands)

General and administrative expenses	$1,098	$925	$173	18.7%
Percent of total operating expenses	99.8%	95.7%

The increase in general and administrative expenses for the three months  ended June 30, 2011, as compared to the same period for 2010, is primarily related an increase in legal fees.  Legal fees for the three months ended June 30, 2011, totaled $105 thousand compared to $49 thousand for the corresponding period  of 2010; an increase of $56 thousand.  During the second quarter of 2011, significant work was completed by outside counsel relating to restructuring of the executive management team and Board of Directors.  Specifically, effective June 24, 2011, two of the executive officers of the Company resigned and five of the existing Board members resigned; six new members were appointed to the Board of Directors.  In addition, outside counsel was engaged to evaluate several options for the Company to place stock in the European markets.  The increase in general and administrative expenses for the three month period ended June 30, 2011, also reflects Board of Directors fees of $24 thousand and D&O insurance premiums expense of $30 thousand.  These expenses were not recognized by the Company prior to the Merger transaction.

The increases noted above were offset by a decrease in accounting fees of $16 thousand as significant fees were incurred in 2010 in preparation of the Merger transaction; a decrease in occupancy expense of $19 thousand as the Company no longer leases a corporate office location and decreases in website maintenance and payroll and related benefits totaling $16 thousand.

The increase in general and administrative expenses for the six months ended June 30, 2011, as compared to the same period for 2010 is primarily related to an increase in consulting and advisory fees paid.  Such fees totaled $340 thousand for the first six months of 2011, compared to $184 thousand for the first six months of 2010, an increase of $156 thousand.  The increase reflects fees paid to a European advisor upon commencement of Company’s European capital market initiatives in 2011, offset by a decrease in fees paid to Southridge and Canterbury.  On February 8, 2011, the Company’s stock was approved for listing on the Frankfurt Exchange under the symbol “8CX.”  In anticipation of the listing, the Company engaged a European advisor, Continental Advisors, to complement its European capital markets initiatives as well as explore further business development or European strategic partnerships.  Fees paid to Continental Advisors during the first six months of 2011 totaled $200 thousand.  Along with the advisory services rendered, the fees also reflect work contracted by Continental Advisors on the Company’s behalf for preparation and submission of the foreign exchange application, public relations activities, analyst research, and escrow agent and stock placement fees.

During the first six months of 2011, expenses recognized under the under agreements executed between the Company and Southridge and Canterbury totaled $58 thousand, compared to $178 thousand recognized for the first six months of 2010, a decrease of $128 thousand.   Under the agreements executed, Southridge and Canterbury are to assist Curaxis in negotiating settlements with its creditors to eliminate or substantially reduce and defer its trade date and assist Curaxis in merging with a publicly traded corporation to establish a public trading market for its stock.  Compensation for the services rendered includes monthly fees plus warrants issued for the purchase of the Company’s stock at agreed upon terms upon consummation of the proposed Merger transaction.  The agreement with Canterbury expired during the first quarter of 2011, reducing the expense recognized by $27 thousand.  The agreement with Southridge was terminated in May 2011, reducing the expense recognized by $10 thousand.  In addition, warrant compensation recognized under the Southridge agreement totaled $83 thousand for the first six months of 2010.  No warrant compensation was recognized in the six months of 2011 as the Merger transaction was completed in 2010.

Expenses for related international travel during the six month period ended June 30, 2011, totaled $50 thousand resulting in an increase of $46 thousand in travel expenses for the first six months of 2011, as compared to the first six months of 2010.  In addition, the increase in general and administrative expenses for the six month period ended June 30, 2011 also reflects Board of Directors fees of $48 thousand, D&O insurance premiums expense of $58 thousand and increased legal fees of $33 thousand.  The Company did not recognize expenses for Board of Directors fees and D&O insurance premiums prior to the Merger transaction.

The increases in general and administrative expenses recognized for the first half of 2011, as compared to the first half of 2010, totaling $341 thousand, were offset by decreases in stock–based compensation expense of $72 thousand, payroll and related benefits of $40 thousand, website design and maintenance fees of $24 thousand, occupancy expense of $16 thousand and accounting fees of $16 thousand for the comparative periods.

Gain on Debt Restructuring

	Three Months Ended
	June 30,
	2011	2010	$ Change	% Change
	(Unaudited - Dollars in thousands)
Gain on debt restructuring	$-	$-	$-	-%

	Six months Ended
	June 30,
	2011	2010	$ Change	% Change
	(Unaudited - Dollars in thousands)
Gain on debt restructuring	$-	$204	$(204)	(100.0)%

On January 22, 2010, the Company and a creditor reached a settlement agreement, where by the Company will make payments totaling $900,000 over the next two years to satisfy, in full, its obligation.  Further, the agreement restricts the Company from transferring or pledging its intellectual property without prior consent of the creditor.  Immediately preceding the settlement balances recorded on the Company’s financial records with respect to this vendor account included accrued interest and notes payable of $135 thousand and $924 thousand, respectively.  The Company evaluated the settlement under ASC 470-60, Troubled Debt Restructuring by Debtors.  A gain totaling $159 thousand was realized on the vendor settlement.

During 2009, one of the Company’s creditors filed a law suit against the Company relating to a claim for $45 thousand for services rendered in connection with the Company’s terminated Phase III clinical trial, VP-AD-301.  On March 3, 2010, the suit was dismissed with prejudice.  A gain of $45 thousand was realized on the vendor settlement.

Interest expense, Net

	Three Months Ended
	June 30,
	2011	2010	$ Change	% Change
	(Unaudited - Dollars in thousands)
Interest expense, net	$57	$40	$17	42.5%

	Six months Ended
	June 30,
	2011	2010	$ Change	% Change
	(Unaudited - Dollars in thousands)
Interest expense, net	$119	$92	$27	29.4%

Interest expense, net for the three and six months ended June 30, 2011 and 2010, includes mainly interest accrued on Curaxis’ outstanding promissory notes payable to certain vendors and clinical sites.  The majority of the notes outstanding were issued during 2007 and 2008 to satisfy, in part, liabilities generated for services performed in conjunction with the terminated Phase III clinical trial.

The increase in interest expense for the three month  period ended June 30, 2011, as compared to the respective period of 2010, can be attributed to interest expense accrued on delayed payments on the restructured debt totaling $15 thousand and interest accrued on the promissory note executed in conjunction with the Merger transaction totaling $2 thousand.

The increase in interest expense for the six month period ended June 30, 2011, as compared to the respective period of 2010, can be attributed to interest expense accrued on delayed payments on the restructured debt totaling $23 thousand and interest accrued on the promissory note executed in conjunction with the Merger transaction totaling $4 thousand.

Change in fair value of derivatives

	Three Months Ended
	June 30,
	2011	2010	$ Change	% Change
	(Unaudited - Dollars in thousands)
Change in fair value of derivatives	$243	$-	$243	100.0%

	Six months Ended
	June 30,
	2011	2010	$ Change	% Change
	(Unaudited - Dollars in thousands)
Change in fair value of derivatives	$364	$-	$364	100.0%

During  September, 2010, the Company issued Series A and Series B Convertible preferred stock.  Because the Series A and Series B stock provide for a potential cash settlement in certain circumstances, the preferred stock is classified as a liability.  The liability has been recorded at fair value based on potential shares of common stock issuable upon conversion multiplied by the current quoted market price of the company’s common stock and is subject to re measurement at each balance sheet date.

The change in fair value recognized for the three months ended June 30, 2011 reflects the decrease in the quoted market price of the Company’s stock from April 1, 2011 through June 30, 2011.  The quoted market prices of the Company’s stock at April 1, 2011 and June 30, 2011, were $0.50 and $0.40 per share, respectively.

The change in fair value recognized for the six months ended June 30, 2011 reflects the decrease in the quoted market price of the Company’s stock from January 1, 2011 through June 30, 2011.  The quoted market prices of the Company’s stock at January 1, 2011 and June 30, 2011, were $0.55 and $0.40 per share, respectively.

Net Income (Loss)

	Three Months Ended
	June 30,
	2011	2010	$ Change	% Change
	(Unaudited - Dollars in thousands)
Net income (loss)	$(284)	$(475)	$(191)	(40.2%)

	Six months Ended
	June 30,
	2011	2010	$ Change	% Change
	(Unaudited - Dollars in thousands)
Net income (loss)	$(855)	$(855)	$-	0.0%

Net loss for the three months ended June 30, 2011, was $284 thousand compared to $475 thousand for the same period in 2010.  The decrease in the net loss is primarily due to the fair value adjustments recognized in 2011 on convertible preferred stock offset by increases in general and administrative expenses and interest expense recognized.

Net loss for the six months ended June 30, 2011, was $855 thousand which is consistent with the comparable period of 2010.  However, excluding the $364 thousand fair value adjustment recognized in 2011 on preferred stock and the $204 thousand gain recognized in 2010 on the restructuring of trade debt, the adjusted net loss reported for 2011would be $1.2 million compared to an adjusted net loss of $1 million for the respective period of 2010.  The increase in the adjusted net loss can be attributed to the increase in general and administrative expenses and interest expense reported offset by the decrease in research and development expense.

Liquidity and Capital Resources

Curaxis has been a developmental stage pharmaceutical company since inception, has had no FDA approved products and has generated no commercial revenue.  Since inception, Curaxis has incurred losses from operations and has reported negative cash flows.

As of June 30, 2011, Curaxis had an accumulated deficit of $90.7 million and cash and cash equivalents of $9 thousand.  The cash position of Curaxis continues to be insufficient to satisfy its obligations with many vendors. Curaxis will continue to incur operating losses and will not realize significant operating revenues until it is successful in developing and commercializing its lead product candidate, Memryte.  Curaxis estimates that expenses to complete the clinical development of Memryte and to seek FDA approval to market Memryte will total at least $48 million.  Such expenses will be incurred over a four-year period.  Historically, Curaxis had relied on private placements of its common stock and the issuance of preferred stock to fund operations.

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

Assuming the study commences in 2012, it is anticipated that the results of the study would be available in late 2014.  Assuming favorable results from the second Phase II trial are achieved, Curaxis’ management expects to fund the remaining development of its product candidate through public equity offerings, debt financings and possibly corporate collaborations and licensing arrangements.  However, the ability to secure such funding on a prospective basis is uncertain.  If Curaxis is unable to secure funding as intended, Curaxis will be forced to delay, reduce or eliminate its research and development programs or commercialization efforts.

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

Southridge has assisted Curaxis in meeting its interim cash flow needs.  As of June 30, 2011, Southridge has advanced the Company $1.3 million to assist with its operating cash needs.  The funds advanced have been used by the Company to fund certain costs associated with the Merger transaction completed, initiation of public and investor relations initiatives, required payments under trade debt agreements and general operational expenses.  In return, the Company issued shares of Series A, Series B and Series C 4% Convertible Preferred Stock.  No additional funding has occurred subsequent to June 30, 2011 to date.

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

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer participated in and supervised the evaluation of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed by us in the reports that we file is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that the information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to our management, including our chief executive officer or officers and chief accounting officer, to allow timely decisions regarding required disclosure. The Company’s principal executive officer and principal financial officer determined that, as of the end of the period covered by this report, the Company had a material weakness because it did not have a sufficient number of personnel with an appropriate level of knowledge and experience of generally accepted accounting principles in the United States of America (U.S. GAAP) that are commensurate with the Company’s financial reporting requirements. As a result, Management concluded that the Company’s disclosure controls and procedures were not effective at June 30, 2011.

(b) Changes in the Company’s Internal Controls Over Financial Reporting.

Other than described above, there have been no changes in the company’s internal control over financial reporting during the most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

In 2008, Aptuit, Inc. obtained a judgment for approximately $1.1M in the Circuit Court of Jackson County, Missouri at Kansas City, relating to work it performed for Curaxis in connection with our truncated ALADDIN 301 trial. Aptuit’s claims were based on invoices previously rendered to Curaxis in connection with that work and on a promissory note that Curaxis had delivered to Aptuit in connection with those invoices. We subsequently entered into a settlement agreement with Aptuit that requires payment of $900,000 over the next two years to satisfy this judgment. To date, Curaxis has made payments totaling $400 thousand under the terms of the agreement.

In 2009, Genzyme Corporation obtained a judgment for $424,000 in the United States District Court for the District of Massachusetts, relating to leuprolide supplied to Curaxis in 2006 for our truncated ALADDIN 301 trial. Curaxis did not oppose the entry of this judgment, as it had previously acknowledged the validity of this debt to Genzyme. Genzyme had informally agreed through their counsel to defer any collection activities until approximately early 2011. On May 13, 2011, the Company was served with a First Execution Notice demanding payment of the identified liabilities; a deposition was also scheduled for July 10, 2011.  Due to the significant changes in the Company’s management team effective June 24, 2011, Genzyme has informally agreed to delay the proceedings. We expect to have discussions with Genzyme to establish a payment schedule for this judgment during the third quarter of 2011.

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

ITEM 1A. RISK FACTORS.

Other than the risk factor disclosed below, we believe that there are no changes that constitute material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K, filed on March 31, 2011.

WE HAVE RECENTLY CHANGED OUR SENIOR MANAGEMENT TEAM

We recently experienced the resignation of a majority of our executive officers and directors, and currently have only two executive officers, one of whom is serving as Chief Executive Officer on an interim basis. While our new executive officer and directors have prior experience in the biotechnology field, there is no assurance that they will be able to secure necessary financing or be able to properly implement the Company business plan.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On April 1, 2011, the Company issued 100,000 shares of the Company’s common stock as compensation for professional services rendered. These shares were issued pursuant to the exemptions from the registration requirements of the Securities Act of 1933, as amended, afforded the Company under Section 4(2) promulgated thereunder due to the fact that the issuance did not involve a public offering.

On April 6, 2011, the Company issued 40,000 shares of the Company’s common stock as compensation for professional services rendered. These shares were issued pursuant to the exemptions from the registration requirements of the Securities Act of 1933, as amended, afforded the Company under Section 4(2) promulgated thereunder due to the fact that the issuance did not involve a public offering.

On April 14, 2011, the Company issued 3,780 shares of the Company’s common stock to a warrant holder upon the exercise of outstanding warrants at $0.10 per share. These shares were issued pursuant to the exemptions from the registration requirements of the Securities Act of 1933, as amended, afforded the Company under Section 4(2) promulgated thereunder due to the fact that the issuance did not involve a public offering.

On April 26, 2011, the Company issued 1,200,000 shares of common stock to a shareholder upon conversion of 600 shares of the Company’s Series C 4% Convertible Preferred Stock at the pre-determined conversion rate. These shares were issued pursuant to the exemptions from the registration requirements of the Securities Act of 1933, as amended, afforded the Company under Section 4(2) promulgated thereunder due to the fact that the issuance did not involve a public offering.

On April 26, 2011, C P Acquisition Partners LP elected to convert 600 shares of Series C Convertible preferred stock into shares of commons stock of the Company at the pre -determined conversion rate as provided for in the Series C Agreement. As a result, the Company issued 1.2 million shares of common stock C P Acquisition Partners LP.

On May 12, 2011, the Company issued 2,149,148 shares of the Company’s common stock to a warrant holder upon the exercise of outstanding warrants at $0.001 per share. These shares were issued pursuant to the exemptions from the registration requirements of the Securities Act of 1933, as amended, afforded the Company under Section 4(2) promulgated thereunder due to the fact that the issuance did not involve a public offering.

On May 31, 2011, the Company issued 24,000 shares of the Company’s common stock to a warrant holder upon the exercise of outstanding warrants at $0.10 per share. These shares were issued pursuant to the exemptions from the registration requirements of the Securities Act of 1933, as amended, afforded the Company under Section 4(2) promulgated thereunder due to the fact that the issuance did not involve a public offering.

On May 31, 2011, the Company issued 20,000 shares of the Company’s common stock as compensation for professional services rendered. These shares were issued pursuant to the exemptions from the registration requirements of the Securities Act of 1933, as amended, afforded the Company under Section 4(2) promulgated thereunder due to the fact that the issuance did not involve a public offering.

On June 30, 2011, the Company issued 10,000 shares of the Company’s common stock as compensation for professional services rendered. These shares were issued pursuant to the exemptions from the registration requirements of the Securities Act of 1933, as amended, afforded the Company under Section 4(2) promulgated thereunder due to the fact that the issuance did not involve a public offering.

On June 30, 2011, the Company issued 4,200 shares of the Company’s common stock to a warrant holder upon the exercise of outstanding warrants at $0.10 per share. These shares were issued pursuant to the exemptions from the registration requirements of the Securities Act of 1933, as amended, afforded the Company under Section 4(2) promulgated thereunder due to the fact that the issuance did not involve a public offering.

On July 8, 2011, the Company issued 60,000 shares of the Company’s common stock to a warrant holder upon the exercise of outstanding warrants at $0.10 per share. These shares were issued pursuant to the exemptions from the registration requirements of the Securities Act of 1933, as amended, afforded the Company under Section 4(2) promulgated thereunder due to the fact that the issuance did not involve a public offering.

On July 29, 2011, the Company issued 10,000 shares of the Company's common stock as compensation for professional services rendered. These shares were issued pursuant to the exemptions from the registration requirements of the Securities Act of 1933, as amended, afforded the Company under Section 4(2) promulgated thereunder due to the fact that the issuance did not involve a public offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default not cured within 30 days, with respect to any indebtedness of the Company.

ITEM 4. (REMOVED AND RESERVED).

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit No.	Description

31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).

31.2	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).

32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
CURAXIS PHARMACEUTICAL CORPORATION

Dated: August 12, 2011	By:	/s/ Timothy R. Wright
Timothy R. Wright
Chief Executive Officer (Principal Executive Officer)

Dated: August 12, 2011	By:	/s/ Judith S.T. Geaslen
Judith S.T. Geaslen
Vice President of Finance (Principal Financial Officer)
(Principal Accounting Officer)