Form 10-Q
period 2011-09-30
CURAXIS PHARMACEUTICAL Corp
filed 2011-11-10
CIK 1434893

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2011

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

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

As of November 9, 2011, there were 78,364,055 shares outstanding of the registrant’s common stock.

PART I—FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

INDEX TO CONDENSED FINANCIAL STATEMENTS

PAGE

CONDENSED CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 2011 (UNAUDITED) AND DECEMBER 31, 2010	4

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010 AND THE CUMULATIVE PERIOD FROM INCEPTION (FEBRUARY 27, 2001) TO SEPTEMBER 30, 2011	5

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) FOR THE CUMULATIVE PERIOD FROM INCEPTION (FEBRUARY 27, 2001) TO SEPTEMBER 30, 2011	6

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010 AND THE CUMULATIVE PERIOD FROM INCEPTION (FEBRUARY 27, 2001) TO SEPTEMBER 30, 2011	8

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS	10

CURAXIS PHARMACEUTICAL CORPORATION
(A Development Stage Corporation)
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31,	September 30,
	2010	2011
Assets		(Unaudited)
Current assets:
Cash and cash equivalents	$2	$72
Accounts receivable	-	-
Prepaid assets	301	322
Security deposit	6	-
Total current assets	309	394
Property and equipment, net	2	1
Other assets	612	388
Total assets	923	783
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	2,793	3,076
Accrued expenses	1,231	1,661
Current portion of capital lease obligation	4	4
Notes payable	2525	3,774
Total current liabilities	6,553	8,515

Derivative Instrument	1,336	278
Deferred purchase credit	500	500
Deferred revenue	1,727	1,727
Long-term notes payable	1,250	-
Total liabilities	11,366	11,020
Commitments and contingencies	―	―
Stockholders’ equity (deficit):
Preferred Stock, $.0001 par value; 20,000 authorized; 1 and 1 shares issued and outstanding at December 31, 2010 and September 30, 2011	―	―
Common stock, $0.0001 par value; 480,000 authorized; 72,216 and 78,072 shares issued and outstanding at December 31, 2010 and September 30, 2011, respectively	7	8
Additional paid-in capital	79,458	80,146
Subscription receivable	(104)	-
Deficit accumulated during the development stage	(89,804)	(90,391)
Total stockholders’ equity (deficit)	(10,443)	(10,237)
Total liabilities and stockholders’ equity (deficit)	$923	$783

See notes to condensed consolidated financial statements

CURAXIS PHARMACEUTICAL CORPORATION
(A Development Stage Corporation)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited - in thousands, except per share amounts)

	Three months ended September 30,			Nine months ended September 30,		Cumulative from Inception (February 27, 2001) to September 30,
	2010		2011	2010	2011	2011

Operating expenses
Research and development		$19	$14	$62	$15	$61,448
General and administrative		569	346	1,493	1,445	28,122
Marketing		-	-	-	-	5,557
Loss on investment in real estate		-	-	-	-	1,091
Loss on lease termination		-	-	-	-	374
Total operating (income) expenses		588	360	1,555	1,460	96,592

Operating (loss) income		(588)	(360)	(1,555)	(1,460)	(96,592)

Gain on debt restructuring		-	-	204	-	6,766
Interest income (expense), net		(41)	(72)	(133)	(191)	(1,283)
Interest from derivative conversion feature		(2,586)	-	(2,586)	-	(2,586)
Change in fair value of derivatives	429		733	429	1,097	3,347

Net income (loss)		$(2,786)	$301	$(3,641)	$(554)	$(90,348)
Basic net income (loss) per share	$	(0.04)	$0.00	$(0.06)	$(0.01)
Diluted net income (loss) per share	$	(0.04)	$0.00	$(0.06)	$(0.01)
Weighted average common shares outstanding – basic		69,408	76,951	65,690	74,825
Weighted average common shares outstanding – diluted		69,408	82,572	65,690	74,825

See notes to condensed consolidated financial statement

CURAXIS PHARMACEUTICAL CORPORATION
(A Development Stage Corporation)
CONDENSED CONSOILIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited - in thousands)

											Deficit Accumulated during the Development Stage

	Preferred stock			Common stock			Additional Paid- in-Capital		Subscription receivable
	Shares	Amount		Shares	Amount								Total

Balances at Inception (February 27, 2001)	―	$	―	―	$	―	$	―	$	―	$	―	$	―
Sale of common stock				25,657		26		1,073				―		1,099
Stock-based compensation	―		―	―		―		100		―		―		100
Net loss	―		―	―		―		―		―		(1,219)		(1,219)
Balances at December 31, 2001	―		―	25,657		26		1,173		―		(1,219)		(20)
Sale of common stock	―		―	4,054		4		4,105		―		―		4,109
Issuance of common stock in exchange for consulting services	―		―	12		―		10		―		―		10
Stock-based compensation	―		―	―		―		272		―		―		272
Net loss	―		―	―		―		―		―		(3,190)		(3,190)
Balances at December 31, 2002	―		―	29,723		30		5,560		―		(4,409)		1,181
Sale of common stock	―		―	4,794		5		8,239		―		―		8,244
Issuance of common stock in exchange for consulting services	―		―	36		―		55		―		―		55
Repurchase of common stock	―		―	(330)		―		(379)		―		―		(379)
Stock-based compensation	―		―	―		―		78		―		―		78
Net loss	―		―	―		―		―		―		(6,633)		(6,633)
Balances at December 31, 2003	―		―	34,223		35		13,553		―		(11,042)		2,546
Sale of common stock	―		―	4,388		4		12,491		―		―		12,495
Issuance of common stock in exchange for consulting services	―		―	20		―		66		―		―		66
Net loss	―		―	―		―		―		―		(11,626)		(11,626)
Balances at December 31, 2004	―		―	38,631		39		26,110		―		(22,668)		3,481
Sale of common stock	―		―	3,305		3		28,839		―		―		28,842
Issuance of common stock in exchange for consulting services	―		―	4		―		33		―		―		33
Stock-based compensation	―		―	―		―		10		―		―		10
Repurchase of common stock	―		―	(1)		―		(9)		―		―		(9)
Net loss	―		―	―		―		―		―		(32,904)		(32,904)
Balances at December 31, 2005	―		―	41,939		42		54,983		―		(55,572)		(547)
Sale of common stock	―		―	1,513		1		15,127		―		―		15,128
Sale of common stock under warrants	―		―	2,886		3		286		―		―		289
Stock-based compensation	―		―	―		―		1,155		―		―		1,155
Repurchase of common stock	―		―	(150)		―		―		―		―		―
Net loss	―		―	―		―		―		―		(28,235)		(28,235)
Balances at December 31, 2006	―		―	46,188		$46		$71,551	$	―		$(83,807)		$(12,210)

See notes to condensed consolidated financial statements

CURAXIS PHARMACEUTICAL CORPORATION
(A Development Stage Corporation)
CONDENSED CONSOILIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) - CONTINUED
(Unaudited - in thousands)

									Deficit Accumulated during the Development Stage

	Preferred stock			Common stock		Additional Paid- in-Capital	Subscription receivable
	Shares	Amount		Shares	Amount						Total

Sale of common stock	―	$	―	1,822	$2	$2,336	$	―	$	―	$2,338
Sale of common stock under warrants				1,971	2	171				―	173
Stock-based compensation	―		―	―	―	889		―		―	889
Net loss	―		―	―	―	―		―		(6,744)	(6,744)
Balances at December 31, 2007	―		―	49,981	50	74,947		―		(90,551)	(15,554)
Sale of common stock	―		―	5,120	5	518		―		―	523
Sale of common stock under warrants	―		―	41	―	4		―		―	4
Stock-based compensation	―		―	―	―	469		―		―	469
Net loss	―		―	―	―	―		―		(1,986)	(1,986)
Balances at December 31, 2008	―		―	55,142	55	75,938		―		(92,537)	(16,544)
Sale of common stock, net	―		―	6,071	6	1,096		―		―	1,102
Sale of common stock under warrants	―		―	1,448	1	143		―		―	144
Issuance of warrants	―		―	―	―	330		―		―	330
Stock grant	―		―	150	―	30		―		―	30
Stock-based compensation	―		―	―	―	361		―		―	361
Net income	―		―	―	―	―		―		4,987	4,987
Balances at December 31, 2009	―		―	62,811	62	77,898		―		(87,550)	(9,590)
Sale of common stock, net	―		―	1,182	1	219		―		―	220
Sale of common stock under warrants	―		―	528	1	50		―		―	51
Issuance of warrants	―		―	―	―	1,111		―		―	1,111
Recapitalization of Company upon merger effective July 29, 2010	―		―	7,695	(57)	(51)		―		―	(108)
Stock-based compensation	―		―	―	―	231		―		―	231
Sale of Preferred stock	1		―	―	―	―		(104)		―	(104)
Dividends on convertible 4% preferred stock	―		―	―	―	―		―		(10)	(10)
Net loss										(2,244)	(2,244)
Balances at December 31, 2010	1		―	72,216	7	79,458		(104)		(89,804)	(10,443)
Issuance of common stock under Equity Credit Agreement, net	―		―	2,201	―	198		―		―	198
Sale of common stock under warrants	―		―	2,265	1	14		―		―	15
Issuance of common stock in exchange for consulting services	―		―	190	―	84		―			84
Stock-based compensation	―		―	―	―	124		―		―	124
Sale of Preferred stock	1		―	―	―	266		104		―	370
Conversion of preferred stock to common stock	(1)		―	1,200	―	―		―		―	―
Dividends on convertible 4% preferred stock	―		―	―	―	2		―		(33)	(31)
Net loss										(554)	(554)
Balances at September 30, 2011	1	$	―	78,072	$8	$80,146	$	―		$(90,391)	$(10,237)

See notes to condensed consolidated financial statements

CURAXIS PHARMACEUTICAL CORPORATION
(A Development Stage Corporation)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited - in thousands)

	Nine months Ended September 30,			Cumulative from Inception (February 27, 2001) to September 30,
	2010		2011	2011

Cash flows from operating activities
Net income (loss)		$(3,641)	$(554)	$(90,348)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation		―	1	995
Stock-based compensation expense		396	124	4,194
Common stock issued in exchange for consulting service		―	84	248
Interest from derivative liability		2,586	―	2,586
Change in fair value of derivatives		(429)	(1,097)	(3,347)
Loss (gain) on disposal of property and equipment		―	―	169
Loss on investment in real estate		―	―	1,091
Gain on restructuring of trade debt		(204)	―	(6,766)
Changes in operating assets and liabilities:
Prepaid expenses		103	4	55
Accounts receivable		8	―	―
Security deposits		(2)	6	―
Accounts payable		(10)	283	8,020
Accrued expenses		(15)	439	2,892
Deferred purchase credit		―	―	500
Deferred revenue		―	―	1,727
Net cash used in operating activities		(1,208)	(710)	(77,984)
Cash flows from investing activities
Purchase of property and equipment		―	―	(1,195)
Purchase of real estate investment		―	―	(3,155)
Proceeds from the sale of property and equipment		―	―	50
Proceeds from the sale of real estate		―	―	2,064
Net cash provided by (used in) investing activities	$	―	$ ―	$(2,236)
Cash flows from financing activities
Issuance of common stock	$254	$411	$75,173
Issuance of Preferred Stock	810	266	1,162
Proceeds from subscription receivable on preferred stock	―	104	104
Issuance of notes payable	―	―	5,011
Issuance of long-term debt	―	―	592
Payments on notes payable	(214)	(1)	(1,343)
Payments on capital lease obligation	―	―	(16)
Repurchase of common stock	―	―	(388)
Repayments of notes payable to related parties	―	―	(202)
Payments on long-term debt	―	―	(3)
Proceeds from notes payable to related parties	―	―	202
Repayment of mortgage note payable	―	―	(3,100)
Proceeds from the issuance of mortgage note ...	―	―	3,100
Net cash provided by financing activities	850	780	80,292
Net increase (decrease) in cash and cash equivalents		(358)		70		72
Cash and cash equivalents, beginning of period		631		2		―
Cash and cash equivalents, end of period		$273		$72		$72

Supplemental disclosure of cash flow information:
Cash paid for interest	$	―		$1		$258
Cash paid for income taxes	$	―	$	―	$	―
Non-cash financing activities:
Conversion of trade payables to notes	$	―	$	―		$5 ,603
Restructuring of trade debt		$204	$	―		$6,766
Issuance of warrant for accrued liability		$129	$	―		$129
Issuance of warrants for prepaid asset		$(881)	$	―		$(881)
Net liabilities acquired in Merger Transaction		$(92)	$	―		$(92)
Charge to paid-in-capital for amortization of warrants issued with respect to the Equity Credit Agreement	$	―		$199		$199

See notes to condensed consolidated financial statements

CURAXIS PHARMACEUTICAL CORPORATION
(A Development Stage Corporation)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  Description of business and basis of presentation

The accompanying unaudited condensed consolidated financial statements of Curaxis Pharmaceutical Corporation (the “Company”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the U.S. Securities and Exchange Commission (the “SEC”).  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  These statements should be read in conjunction with the financial statements and notes thereto included in the Company’s latest audited financial statements.  The audited financial statements for the year ended December 31, 2010 are included in the Company’s Annual Report on Form 10-K, filed with the SEC on March 31, 2011.

In the opinion of management, all adjustments, consisting only of normal, recurring adjustments, considered necessary for a fair presentation of the results of these interim periods have been included.  The results of operations for the three and nine months ended September 30, 2011, may not be indicative of the results that may be expected for the full year.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.

Business

The Company is an emerging specialty pharmaceutical company with a hormone drug product candidate for the treatment of Alzheimer’s disease.  Our therapeutic platform is based on the hypothesis that many diseases of aging may be caused by age-related changes in the function of the hypothalamic-pituitary-gonadal (HPG) axis.  The HPG axis is a hormonal endocrine feedback loop that controls development, reproduction and aging in animals.  This drug development platform is built on the premise that hormones associated with this feedback loop are beneficial early in life, when they promote growth and development, but are harmful later in life when the mechanism for feedback is compromised, thereby leading to disease processes, including pathologies associated with Alzheimer’s disease and various cancers.  We believe our discovery of similar hormonal signaling mechanisms at the cellular level in brain tissue from Alzheimer’s patients and in multiple tumors will enable us to develop significant new treatments for Alzheimer’s disease and may have applications for many cancers.

Corporate History

The Company incorporated in Nevada on February 1, 2008, under the name Auto Search Cars, Inc.  The Company initially was engaged in the development of a web-based e-commerce site platform to provide information for the sale of vehicles and vehicle financing and warranties.  However, no significant activities related to the website development occurred.  On February 8, 2010, the Company entered into an Agreement and Plan of Merger and Plan of Reorganization (the “Merger Agreement”) with Auto Search Cars Acquisition Corp. (“Acquisition Sub”), a Delaware corporation wholly owned by the Company, and Curaxis Pharmaceutical Corporation, a Delaware corporation (“Curaxis Delaware”), pursuant to which Acquisition Sub would be merged with and into the Curaxis Delaware with Curaxis Delaware continuing as the surviving wholly-owned subsidiary of the Company.  Upon effectiveness of the Merger Agreement, the Company ceased its e-commerce business and initiated the business plan of Curaxis Delaware.  On July 29, 2010, the parties executed an amendment to the Merger Agreement in order to amend the consideration paid for the cancellation of certain shares of the Corporation’s common stock.

On July 29, 2010, the merger transaction was closed.  Pursuant to the amended Merger Agreement, the Company issued 64.2 million shares of its common stock to the holders of common stock of the Curaxis Delaware (the “Merger”).  Under the terms of the Merger, all but 8.7 million of these shares were restricted from trading for a period of one year from the closing of the Merger.  In addition, each issued Curaxis Delaware Warrant (as defined in the Merger Agreement) were converted into warrants to purchase an equal number of shares of Auto Search’s common stock at the exercise price defined in the Company’s warrants.  Further the sole officer of Auto Search agreed to cancel 181,285,000 shares of Auto Search common stock in exchange for payment of $100 thousand dollars in the form of a promissory note and the issuance of 3,589,460 warrants to purchase common stock of the surviving corporation.

On July 30, 2010, the Company entered into an agreement and plan of merger with Curaxis Pharmaceutical Corporation, a Nevada corporation formed solely for the purpose of a name change.  Pursuant to the short-form merger, the Company changed its name to Curaxis Pharmaceutical Corporation (“Curaxis” or the “Company”).

In connection with the Merger (described in our Form 8-K filed on June 30, 2010), on August 11, 2011, the Company entered into an Agreement and Plan of Merger (the “Curaxis Merger Agreement”) by and between the Company and Curaxis Pharma Corporation, a Delaware corporation and a wholly owned subsidiary of the Company (“Pharma”), pursuant to which Pharma merged with and into the Company and the Company is the surviving corporation.

Basis of Presentation

The Company is a going concern development stage company and has focused its efforts to date on raising capital and research and development.  The accompanying financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  The Company has a limited operating history and has incurred significant losses from operations since its inception.  The cash position of the Company has deteriorated significantly over the last three years and the Company has been unable to satisfy its outstanding liabilities with many vendors and is currently in default of several credit agreements.  In late 2006, the Company terminated its Phase III clinical trial VP-AD-301 and in 2007 closed its research facility.  These factors raise substantial doubt as to the Company’s ability to continue as a going concern.  The accompanying financial statements do not include adjustments that might result from this uncertainty.

In 2009, the Company entered into a series of agreements with Southridge Business Solutions Group (“Southridge”) and Canterbury Investment Partners LLC (“Canterbury”), in order to restructure its balance sheet and establish a trading market for its common stock.  Under the terms of those agreements, Southridge and Canterbury have assisted Curaxis in negotiating settlements with its creditors to eliminate or substantially reduce and defer its trade debt.  To date, the Company has realized reductions in excess of $6 million in liabilities as the result of the combined efforts.  In addition, Southridge assisted Curaxis in securing a $25 million equity facility under which the Company can periodically, over a period of three years, sell up to $25 million of its common stock to an affiliate of Southridge.  On December 8, 2010, the Company filed a registration statement on Form S-1 to register 13,000,000 shares of common stock to be reserved for issuance under the equity line facility.  The proceeds of the equity facility may assist in funding the next step in Curaxis’ clinical development plan, a Phase IIb study in approximately 200-250 women.  Assuming the study commences in 2012, it is anticipated that the results of the study would be available in late 2014.  Assuming favorable results from the second Phase II trial are achieved, Curaxis’ management expected to fund the remaining development of its product candidate through public equity offerings, debt financings and possibly corporate collaborations and licensing arrangements.  However, the ability to secure such funding on a prospective basis is uncertain.  If Curaxis is unable to secure funding as intended, Curaxis will be forced to delay, reduce or eliminate its research and development programs or commercialization efforts.  There can be no assurance that the Company will be successful in achieving its goals.

Fair Value of Financial Instruments

The carrying amounts for cash, cash equivalents, accounts receivables, prepaid assets, accounts payable, and accrued expenses approximate fair value because of their short-term nature.  We have determined that it is not practical to estimate the fair value of our notes payable because of their unique nature and the costs that would be incurred to obtain an independent valuation.  We do not have comparable outstanding debt on which to base an estimated current borrowing rate or other discount rate for purposes of estimating the fair value of the notes payable and we have not yet obtained or developed a valuation model.  Additionally, we are engaged in research and development activities and have not yet developed products for sale.  Accordingly, at this stage of our development, a credit risk assessment is highly judgmental.  These factors all contribute to the impracticability of estimating the fair value of the notes payable.  At September 30, 2011, the carrying value of the notes payable and accrued interest was $3.8 million and $637 thousand, respectively.

Fair Value Measurements

The authoritative guidance for fair value measurements defines fair value as the exchange price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date.  Market participants are buyers and sellers in the principal market that are (i) independent, (ii) knowledgeable, (iii) able to transact, and (iv) willing to transact.  The guidance describes a fair value hierarchy based on the levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

●	Level 1 – Quoted prices in active markets for identical assets or liabilities.

●
Level 2 – Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or corroborated by observable market data or substantially the full term of the assets or liabilities.

●	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the value of the assets or liabilities.

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

3.  Equity Credit Agreement

On September 16, 2010, the Company entered into a Private Equity Credit Agreement (the “Equity Credit Agreement”) with Southridge Partners II, LP (the “Investor”), a limited partnership organized and existing under the laws of the State of Delaware and an affiliate of Southridge.  Pursuant to this Equity Credit Agreement, the Investor shall commit to purchase upon to $25 million of the Company’s common stock over the course of thirty-six months commencing the effective date of the initial registration statement covering the registrable securities pursuant to the Equity Credit Agreement.  The put option price is 95% of the average of three lowest closing bid price (the “Bid Price”) of any three applicable trading days, consecutive or inconsecutive, during the five trading day period (the “Valuation Period”) commencing the date a put notice (the “Put Notice”) is delivered to the Investor (the “Put Date”) in a manner provided by the Equity Credit Agreement.

In addition, pursuant to the Equity Credit Agreement, in each Put Notice, the Company is required to specify a minimum stock price which in no event shall be less than 80% of the average of the Bid Price during the five trading day period commencing the Put Date (the “Floor Price”).  In the event the Bid Price decreases below the Floor Price during the Valuation Period, the Investors obligation to fund one-fifth of the put amount for each such trading day shall terminate and the put amount shall be adjusted accordingly.

The “Registrable Securities” include the Put Shares, any Blackout Shares (as defined in the Equity Credit Agreement) and any securities issued or issuable with respect to any of the foregoing by way of exchange, stock dividend or stock split or in connection with a combination of shares, recapitalization, merger, consolidation or other reorganization or otherwise.

Upon execution of the Equity Credit Agreement, the Company issued 820,856 warrants to the Investor in accordance with that certain Transaction Management Agreement with Southridge.  The exercise price is equal to 120% of the average closing price of the Company’s stock for the previous 20 days or $1.52.  The fair value of the warrants totaling $881 thousand has been recognized as prepaid financing costs as of the agreement date and are amortized over the life of the agreement or 36 months.

On December 7, 2010, the Company filed a registration statement on Form S-1 which was subsequently amended on January 13, 2011, to register 13,000,000 shares of the Company’s common stock to be issued under the terms of the Equity Credit Agreement.  The registration statement was declared effective January 26, 2011.  From January 26, 2011, to September 30, 2011, the Investor purchased 2.2 million shares of common stock pursuant to the terms of the Equity Credit Agreement, for which the proceeds to the Company totaled $198 thousand.  These proceeds are net of expenses of $199 thousand associated with the warrants issued to the Investor upon execution of the Equity Credit Agreement.

4.  Stock Purchase Warrants

At December 31, 2010 and September 30, 2011 outstanding warrants to purchase the company’s common stock are as follows:

	December 31, 2010	September 30, 2011	Exercise Price	Expiration Date

Warrants issued January 2006 through May 2007 in conjunction with private placement of common stock.	3,095,800	2,980,000	$0.10	December 31, 2011
Warrants issued to select vendors to satisfy, in part, liabilities generated from services performed in conjunction with our terminated Phase III clinical trial, VP-AD-301.	54,800	54,800	$0.50	December 31, 2011
Warrants issued under Transaction Management Agreement executed with Southridge.	2,149,100	-	$0.001	August 31, 2016
Warrants issued to outside consultants for services rendered in connection with the financing round completed on February 5, 2010.	844,400	844,400	$0.22	August 31, 2016
Warrants issued as consideration for the cancellation of 181,285,000 shares of common stock upon consummation of the Merger transaction effective July 29, 2010.	3,589,500	3,589,500	$0.001	July 29, 2017
Warrants issued to Southridge under the Transaction Management Agreement upon execution of Equity Credit Agreement dated September 14, 2010.	820,800	820,800	$1.52	September 15, 2015
Warrants issued August 31, 2010 to outside vendor for development of the Company’s website.	100,000	100,000	$0.30	August 31, 2015
	10,654,400	8,389,500

During the nine months ended September 30, 2011, 115,800 thousand warrants were exercised at $0.10 per share and 2,149,100 warrants were exercised at $.001 per share.

5.  Series C Convertible Preferred Stock

On March 29, 2011, the Company amended its certificate of incorporation by filing certificates of designation with the Secretary of State of Nevada that designated a third series of convertible preferred stock (the “Series C Convertible Preferred Stock”).  Each share of   Series C Convertible Preferred Stock has a par value of $0.0001 and an initial stated value equal to $1,000.  The Company is to pay cumulative dividends at the rate of 4% per annum, payable quarterly in arrears beginning June 15, 2011.  Dividends may be paid in cash or at the Company’s irrevocable option, in shares at the lesser of (A) the pre-determined conversion price or (B) 80% of the ten previous days’ Volume Weighted Average Price (VWAP).  If dividend payments are not made by the third trading date following the specified Dividend Payment Date, the Holder may treat the amount of such dividend as added to the Stated value of the preferred stock issued.  Each share of preferred stock shall be convertible at any time at the option of the holder into common stock.  The number of shares of common stock to be issued upon conversion of each share of Series C Convertible Preferred Stock will be determined by dividing the initial stated value of the Series C Convertible Preferred Stock by a pre-determined conversion rate of $0.50.

On March 30, 2011 the Company entered into a Series C Convertible Preferred Stock Purchase Agreement (the “Series C Agreement”), by and between the Company and CP Acquisition Partners LP, an affiliate of Southridge, (the “Purchaser”).  Pursuant to the terms of the Series C Agreement, the Company sold 636 shares of the Company’s Series C Convertible Preferred Stock for a total purchase price of $265,900.  On April 26, 2011, the Company issued 1,200,000 shares of common stock to the Purchaser upon conversion of 600 shares of the Company’s Series C Convertible Preferred Stock at the pre-determined conversion rate.

Dividends payable in arrears on all issued preferred stock at September 30, 2011 totaled $44 thousand of which $42 thousand has been added to the Stated Value of the Series A, B and C preferred stock issued at the election of the respective Holders.

6. Accounting for stock-based compensation

Total stock-based compensation expense recognized in the accompanying condensed consolidated statement of operations for the three and nine months ended September 30, 2010 and 2011 was as follows (in thousands):

	Three-months ended September 30,		Nine months ended September 30,
	2010	2011	2010	2011

Employee-related stock-based compensation	$53	$83	$167	$124
Non-employee related stock based compensation	-	-	229	-
	$53	$83	$396	$124

During the nine months ended September 30, 2011, 130 thousand unvested stock options were cancelled upon the resignation of certain executive officers and directors.  In addition, the Company extended the contractual life of 1.5 million vested options held by the former employees as of their respective resignation date.  No additional expense was recognized as a result of the modifications.

As of September 30, 2011, there was $319 thousand of total unrecognized compensation cost related to non-vested share based compensation arrangements granted under the Plans.  That cost is expected to be recognized over a weighted–average period of 1.6 years.

During the nine months ended September 30, 2011, the Company granted 800,000 stock options with an estimated fair value of $134 thousand at the date of grant.  During the nine months ended September 30, 2010, the Company granted 260,000 stock options with an estimated fair value of $276 thousand at the date of grant.  The Company estimates the fair value of stock options at the date of grant using the Black-Scholes option valuation model.  The Company calculated the fair value of employee stock options for the nine months ended September 20, 2010 and 2011, using the following assumptions:

	Nine months ended September 30,
	2010	2011

Risk-free interest rate	2.15 to 3.2%	1.65%
Expected term (in years)	7.5	7.5
Expected volatility	100%	100%
Expected dividends	0%	0%

The risk-free rate is estimated to equal U.S.  Treasury security rates for applicable terms.  Estimated volatility is based on the historical stock price volatility of comparable companies’ common stock, as our stock does not have sufficient historical trading activity as we became a public reporting company during 2010.  In addition, the Company does not have sufficient history of exercise behavior to develop estimates of expected term since as of September 30, 2011, no options issued since inception of the plans have been exercised.  The expected term is based on the estimated time period to elapse prior to commercialization of the Company’s initial product.  As the Company gathers more history regarding its option exercise pattern, and as information regarding the option pattern of comparable companies in its industry becomes publically available, it will review these estimates and revise them as appropriate.  Different estimates of volatility and expected term could materially change the value of an option and the resulting expense.

7.  Earnings per share

In accordance with ASC 260, “Earnings Per Share”, basic net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding.  Diluted net loss per common share is computed similarly to basic net loss per share, except that the denominator is increased to include all potential dilutive common shares, including outstanding options and warrants.  Potentially dilutive common shares have been excluded from the diluted loss per common share computation for the three months ended September 30, 2010, and for the nine months ended September 30, 2011 and 2010, because such securities have an anti-dilutive effect on loss per share.

The following table sets forth the number of potential shares of common stock that have been excluded from diluted earnings per share because their effect was anti-dilutive (in thousands):

	September 30,	September 30,
	2010	2011

Outstanding stock options	3,528	4,108
Outstanding warrants	10,840	8,389
Outstanding preferred stock at conversion	2,429	2,524
	16,797	15,021

Dilutive securities included in the calculation of diluted net income per share for the three months ended September 30, 2011, which consist of stock options and warrants, represented an aggregate of 454,000 and 5,617,000 shares, respectively.  Securities excluded from the calculations of diluted net income per share because their effect was anti-dilutive, represented an aggregate of 8,950,000 shares as of September 30, 2011.

8.  Fair Value

In accordance with FASB ASC 820, “Fair Value Measurements and Disclosures”, the following table represents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as  December 31, 2010 and  September 30, 2011:

	Level 2	Level 2
	December 31, 2010	September 30, 2011
	($ thousands)	($ thousands)

Derivative instruments (long term)	$1,336	$278
Total	$1,336	$278

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

Canterbury Agreement

On June 12, 2009, Curaxis Delaware entered into a letter agreement with Canterbury Investment Partners, LLC of Hingham, Massachusetts (“Canterbury”), to assist Curaxis Delaware in a range of issues in connection with its contemplated merger with a public shell corporation, including its negotiations with Southridge, in developing a strategy to negotiate reductions, deferrals and/or equity exchanges with its trade creditors and in raising funds from current or prospective investors and in negotiating the terms of the acquisition of a public corporation (the “Letter Agreement”).  Under the terms of the Letter Agreement, Curaxis paid Canterbury a retainer of $50,000 and is also obligated to pay Canterbury a monthly fee of $5,833 for a period of twelve (12) months from September 2009 through August 2010. In addition, under the Letter Agreement, Curaxis Delaware has issued a warrant to Canterbury to purchase 854,358 shares of Curaxis Common Stock at a price of $0.22 per share. Following the closing of the Merger with Auto Search, Curaxis was obligated to pay Canterbury the sum of $8,000 per month for a period of six (6) months for Canterbury’s assistance in developing and implementing a strategy to support Curaxis in its dealings with the financial community.

10.  Subsequent Events

From October 1 to November 10, 2011, the Investor purchased 265,282 thousand shares of common stock pursuant to the terms of the Equity Credit Agreement for which the proceeds to the Company totaled $17 thousand.

From October 1 to November 10, 2011, the Company issued 27 thousand shares of common stock upon exercise of outstanding warrants at $0.10 per share.

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

Overview

We are an emerging specialty pharmaceutical company with a pipeline of product candidates in Alzheimer’s disease and oncology.  Curaxis’ most advanced product candidate is VP4896, a proprietary, small, biodegradable implant that is comprised of leuprolide acetate and a polymer.  Curaxis’ therapeutic platform is based on the hypothesis that many diseases of aging may be caused by age-related changes in the function of the hypothalamic-pituitary-gonadal (HPG) axis.  The HPG axis is a hormonal endocrine feedback loop that controls development, reproduction and aging in animals.  We believe that Curaxis’ discovery of similar hormonal signaling mechanisms at the cellular level in brain tissue from Alzheimer’s patients and in multiple tumors may enable us to develop significant new treatments for Alzheimer’s disease as well as many tumors.

From inception through early 2006, Curaxis completed two Phase II clinical trials, Aladdin I and Aladdin II, to support the efficacy of its drug candidate in women and men, respectively.  In addition, a Phase I trial was completed to support safety and the drug release profile of the proprietary subcutaneous implant.  In August 2006, Curaxis completed enrollment in Aladdin 301, the first of its two Phase III clinical trials of the VP4896 implant for the treatment of mild to moderate Alzheimer’ s disease.  In October 2006, this trial was discontinued due to financial constraints and converted to a Phase II trial.  At the time of termination, approximately 625 patients had been enrolled at 62 sites located throughout the United States and Canada.  Curaxis has not conducted material research and development activities for VP4896 since terminating its clinical trials and closing its research facility in 2007.

Since Curaxis’ inception, it has not received approval to market any product, has had no revenues from product sales and has devoted substantially all of its efforts to the development of its treatment for mild to moderate Alzheimer’s disease.  Curaxis funded its operations primarily through the sale of common stock, preferred stock and warrants to private investors, which have provided net cash proceeds of approximately $76.4 million as of September 30, 2011.  Curaxis has never been profitable and, as September 30, 2011, it had an accumulated deficit of $90.4 million.

We do not expect to generate product revenue for at least the next several years, if at all.  If any of our programs experience delays or do not result in a commercial product, we would not generate revenue from that program in a timely manner or at all.  We expect that our operating expenses will continue to increase and may vary substantially from quarter to quarter and year-to-year based on the timing of clinical trial patient enrollment and our other research and development activities.  In particular, as we initiate a second Phase II and pivotal Phase III trials of VP4896, our lead drug candidate for the treatment of mild to moderate Alzheimer’s disease, we expect that our research and development expenses will increase significantly.  We expect general and administrative costs also to increase as we add personnel. In connection with our preparation for the commercial launch of VP4896, we expect that our capital expenditures may increase as a result of increased manufacturing equipment costs.  We plan to establish our own commercialization capability, including a large field sales force in the United States, and expect to incur significant costs related to marketing and sales activities prior to the time we generate any revenue.  We believe that period-to-period comparisons of our results of operations are not meaningful and should not be relied on as indicative of our future performance.

Critical Accounting Policies

There have been no material changes to our critical accounting policies as described in our audited financial statements included in our Annual Report on Form 10-K, filed with the SEC on March 31, 2011.

RESULTS OF OPERATIONS

Three and Nine months Ended September 30, 2011 and 2010

The table below summarizes the results of operations of Curaxis for the three and nine month periods ended September 30, 2011 and 2010.

	For the Three Months ended September 30,
	2011	2010
Operating expenses:
Research and development	$14	$19
General and administrative	346	569
Marketing	-	-
Total operating expenses	360	588
(Loss) income from operations	(360)	(588)
Gain on debt restructuring	-	-
Interest income (expense), net	(72)	(41)
Interest from derivative conversion feature	-	(2,586)
Change in fair value of derivatives	733	429
Net income (loss)	$301	$(2,786)

	For the Nine months ended September 30,
	2011	2010
Operating expenses:
Research and development	$15	$62
General and administrative	1,445	1,493
Marketing	-	-
Total operating expenses	1,460	1,555
(Loss) income from operations	(1,460)	(1,555)
Gain on debt restructuring	-	204
Interest income (expense), net	(191)	(133)
Interest from derivative conversion feature	-	(2,586)
Change in fair value of derivatives	1,097	429
Net income (loss)	$(554)	$(3,641)

Curaxis accounts for equity awards to employees and non-employee directors and service providers under ASC 718 Compensation – Stock Compensation.  As of September 30, 2011, there was $0.3 million of total unrecognized compensation costs related to unvested stock options.  That cost is expected to be amortized on a straight-line basis over a weighted average service period of 1.6 years.  Share-based compensation expenses recorded in the three months ended September 30, 2011 and 2010 were $83 thousand and $53 thousand, respectively.  Share-based compensation expenses recorded in the nine months ended September 30, 2011 and 2010 were $124 and $396 thousand, respectively.  During the nine months ended September 30, 2011, 130 thousand unvested stock options were cancelled upon the resignation of certain executive officers and directors.  In addition, the Company extended the contractual life of 1.5 million vested options held by the former employees as of their respective resignation date.  No additional expense was recognized as a result of the modifications.

Three and Nine months Ended September 30, 2011 Compared to Three and Nine months Ended September 30, 2009

Research and Development Expense

	Three Months Ended
	September 30,
	2011	2010	$ Change	% Change
	(Unaudited - Dollars in thousands)
Research and development costs	$14	$19	$(5)	(26.3)%
Percent of total operating expenses	3.9%	3.2%

	Nine months Ended
	September 30,
	2011	2010	$ Change	% Change
	(Unaudited - Dollars in thousands)
Research and development costs	$15	$62	$(47)	(75.8)%
Percent of total operating expenses	1.0%	4.0%

During 2007, Curaxis terminated all clinical trial activities and closed its’ research facility.  Further, the Company did not employ any personnel devoted to research and development activities in 2010 and 2011.  As a result, research and development expenses in 2010 and 2011 were limited to legal and professional fees associated with the pursuit and maintenance of various patents and pending patent applications related to our Alzheimer’s disease and oncology drug candidates and assistance in coordination of scientific due-diligence.  The decrease in research and development expenses for the three and nine months ended September 30, 2011, as compared to the same periods for 2010, reflects monies received under a government grant program in July of 2011.  Specifically, the Company received $39 thousand in grants proceeds awarded by the US Department of Health and Human Services under the Qualifying Therapeutic Discovery Project Program.  The application for the grant was filed by the Company in 2010 based on estimated research and development expenses and subsequently amended in 2011 to reflect actual 2010 research and development expenses incurred.  Due to the contingent nature of the award, no recognition of the potential award was made until actual receipt of the proceeds.

The decrease noted above for the three months ended September 30, 2011, as compared to the same period of 2010 was offset by increases in legal fees and consulting fees.  Specifically, legal and consulting fees for the third quarter ended September 30, 2011, compared to the same quarter end September 30, 2010, increased $26 thousand and $8 thousand respectively.  Significant expenses were incurred during the third quarter to advance our international combination therapy patents and to assist the newly appointed board in the performance of their scientific due- diligence.

Legal expenses, consulting  and miscellaneous fees for the nine month-period ended September 30, 2011, as compared to the same period of 2010, in total decreased $8 thousand as very limited work was completed on our patent positions in the earlier part of 2011.

General and Administrative Expenses

	Three Months Ended
	September 30,
	2011	2010	$ Change	% Change
	(Unaudited - Dollars in thousands)
General and administrative expenses	$346	$569	$(223)	(39.2)%
Percent of total operating expenses	96.2%	96.8%

	Nine months Ended
	September 30,
	2011	2010	$ Change	% Change
	(Unaudited - Dollars in thousands)
General and administrative expenses	$1,445	$1,493	$(48)	(3.2)%
Percent of total operating expenses	99.0%	96.0%

The decrease in general and administrative expenses for the three months ended September 30, 2011, as compared to the same period for 2010, is related to a decrease in consulting and advisory fees expenses of $131 thousand; reduced payroll and related benefits expense of $53 thousand, a decrease in legal and investor relations fees of $60 thousand and a decrease in occupancy and miscellaneous expenses of $33 thousand.

Consulting and advisory fees for the three months ended September 30, 2011, totaled $10 thousand compared to $141 thousand for the corresponding period of 2010.  During the third quarter of 2010, expenses recognized under the agreements executed between the Company and Southridge and Canterbury totaled $140 thousand.  Pursuant to the executed agreements, Southridge and Canterbury were to assist Curaxis in negotiating settlements with its creditors to eliminate or substantially reduce and defer its trade date and assist Curaxis in merging with a publicly traded corporation to establish a public trading market for its stock.  Compensation for the services rendered included monthly fees plus warrants issued for the purchase of the Company’s stock at agreed upon terms upon consummation of the proposed ,merger transaction.  The agreement with Canterbury expired during the first quarter of 2011 and the agreement with Southridge was terminated in May 2011.

Payroll and related benefit expense for the third quarter of 2011, totaled $205 thousand compared to $258 thousand for the corresponding period of 2010.  Effective June 24, 2011, two of the executive officers of the Company resigned and five of the existing Board members resigned, six new members were appointed to the Board of Directors and one of the new Board members was appointed as Interim Chief Executive Officer.  The resulting decrease in headcount is reflected in the reduced payroll and related benefits expense recognized for the third quarter of 2011.
Legal and investor relations fees expensed for the third quarter of 2011, totaled $19 thousand, compared to $79 thousand for the corresponding period of 2010.  During the third quarter of 2010, significant work was completed by outside counsel and other professionals with respect to the reverse merger transaction and promotion of the listing of the Company’s stock on the public market.  Similar expenses were not incurred during the third quarter of 2011.

Occupancy and miscellaneous expenses for the third quarter of 2011, totaled $1 thousand compared to $34 thousand for the corresponding period of 2010.  The Company’s lease on its corporate office location expired in the first quarter of 2011 and was not renewed.

The decreases noted above were offset by an increase in Board of Directors Fees and D&O insurance expense of $44 thousand and $10 thousand, respectively.  The Company did not recognize expenses for Board of Directors fees and D&O insurance premiums prior to the merger transaction.

The decrease in general and administrative expenses for the nine months ended September 30, 2011, as compared to the same period for 2010, is related to a decrease in payroll and related benefit expense of $132 thousand; a decrease in consulting and advisory fees expenses of $66 thousand, a decrease in website development and investor relation fees of $33 thousand and a decrease in occupancy and miscellaneous expenses of $55 thousand.

Payroll and related benefit expense for the first nine months of 2011, totaled $595 thousand compared to $727 thousand for the corresponding period of 2010.  Effective June 24, 2011, two of the executive officers of the Company resigned and five of the existing Board members resigned, six new members were appointed to the Board of Directors and one of the new Board members was appointed as Interim Chief Executive Officer.  The decrease in headcount resulted in a decrease of $58 thousand in the expense recorded.  The reduced expense also reflects a reduction is stock based compensation of $43 thousand, a reduction in bonus expense of $16 thousand and a reduction in health insurance and other benefits expense of $12 thousand.

The decrease in consulting and advisory fees reflects a reduction in fees recognized under the Company’s agreements with Southridge and Canterbury offset by fees paid to a European advisor upon commencement of Company’s European capital market initiatives in 2011.  During the nine month period ended September 30, 2010, total expenses recognized under the under agreements executed between the Company and Southridge and Canterbury totaled $324 thousand compared to $58 thousand for the corresponding period of 2011.  Pursuant to the executed agreements, Southridge and Canterbury are to assist Curaxis in negotiating settlements with its creditors to eliminate or substantially reduce and defer its trade date and assist Curaxis in merging with a publicly traded corporation to establish a public trading market for its stock.  Compensation for the services rendered includes monthly fees plus warrants issued for the purchase of the Company’s stock at agreed upon terms upon consummation of the proposed merger transaction.  The agreement with Canterbury expired during the first quarter of 2011 and the agreement with Southridge was terminated in May 2011.  In addition, the expense reported for 2010 includes warrant compensation recognized under the Southridge agreement and totaled $171 thousand for the first nine months of 2010.  No warrant compensation was recognized in 2011 under the agreement.

On February 8, 2011, the Company’s stock was approved for listing on the Frankfurt Exchange under the symbol “8CX.”  In anticipation of the listing, the Company engaged a European advisor, Continental Advisors, to complement its European capital markets initiatives as well as explore further business development or European strategic partnerships.  Fees paid to Continental Advisors during the first nine months of 2011 totaled $200 thousand.  Along with the advisory services rendered, the fees also reflect work contracted by Continental Advisors on the Company’s behalf for preparation and submission of the foreign exchange application, public relations activities, analyst research, and escrow agent and stock placement fees.

During the nine months ended September 30, 2011, expenses recognized for website development and maintenance, and investor relations fees totaled $41 thousand compared to $74 thousand for the corresponding period of the prior year.  Significant work was completed during 2010 with respect to the Company’s website in preparation of the merger transaction; total expenses recognized during this period for development and maintenance of  the website totaled $34 thousand compared to $8 thousand recognized for the corresponding period of 2011.  In addition, fees paid for the promotion of the listing of the Company’s stock during the first nine months of 2010 totaled $40 thousand and fees paid for investor relations services during the first nine months of 2011 totaled $33 thousand.

The decreases noted above were offset by an increase in Board of Directors Fees and D&O insurance expense of $92 thousand and $73 thousand, respectively, an increase in travel expense primarily related to our the Company’s European market efforts of $41 thousand and an increase in legal and consulting fees related to the transition of the new Board of Directors totaling $32 thousand.

Gain on Debt Restructuring

	Nine months Ended
	September 30,
	2011	2010	$ Change	% Change
	(Unaudited - Dollars in thousands)
Gain on debt restructuring	$-	$204	$(204)	(100.0	) %

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

Interest expense, Net

	Three Months Ended
	September 30,
	2011	2010	$ Change	% Change
	(Unaudited - Dollars in thousands)
Interest expense, net	$72	$41	$31	75.6%

	Nine months Ended
	September 30,
	2011	2010	$ Change	% Change
	(Unaudited - Dollars in thousands)
Interest expense, net	$191	$133	$58	43.6%

Interest expense, net for the three and nine months ended September 30, 2011 and 2010, includes mainly interest accrued on Curaxis’ outstanding promissory notes payable to certain vendors and clinical sites.  The majority of the notes outstanding were issued during 2007 and 2008 to satisfy, in part, liabilities generated for services performed in conjunction with the terminated Phase III clinical trial.

The increase in interest expense for the three month period ended September 30, 2011, as compared to the respective period of 2010, can be attributed to interest expense accrued on delayed payments on the restructured debt totaling $30 thousand and interest accrued on the promissory note executed in conjunction with the merger transaction totaling $1 thousand.

The increase in interest expense for the nine month period ended September 30, 2011, as compared to the respective period of 2010, can be attributed to interest expense accrued on delayed payments on the restructured debt totaling $54 thousand and interest accrued on the promissory note executed in conjunction with the merger transaction totaling $4 thousand.

Interest from derivative conversion feature

	Three Months Ended
	September 30,
	2011	2010	$ Change	% Change
	(Unaudited - Dollars in thousands)
Interest from derivative conversion feature	$-	$2,586-	$(2,586)	(100.0)%

	Nine Months Ended
	September 30,
	2010	2009	$ Change	% Change
	(Unaudited - Dollars in thousands)
Interest from derivative conversion feature	$-	$2,586-	$(2,586)	(100.0)%

Interest from derivative conversion feature for the three and nine months ended September 30, 2010, represents the fair value adjustment recorded upon the initial sale of the preferred securities.  We have an obligation to make cash payments to the holders of the preferred stock for any loss that could be realized if the holder converts the preferred stock and we subsequently fail to deliver the certificates representing the shares to be issued upon the conversion by the third trading day of such conversion.  Accordingly, the preferred stock has been accounted for as a derivative liability.  The fair value of the derivative liability is based on the number of potential common shares issuable upon conversion multiplied by the quoted market price of the Company’s stock as of the date each preferred stock is issued and revalued at each reporting period thereafter.

Change in fair value of derivatives

	Three Months Ended
	September 30,
	2011	2010	$ Change	% Change
	(Unaudited - Dollars in thousands)
Change in fair value of derivatives	$733	$429	$304	70.9%

	Nine months Ended
	September 30,
	2011	2010	$ Change	% Change
	(Unaudited - Dollars in thousands)
Change in fair value of derivatives	$1,097	$429	$668	155.7%

During September, 2010, the Company issued Series A and Series B Convertible preferred stock.  Because the Series A and Series B stock provide for a potential cash settlement in certain circumstances, the preferred stock is classified as a liability.  The liability has been recorded at fair value based on potential shares of common stock issuable upon conversion multiplied by the current quoted market price of the Company’s common stock and is subject to re-measurement at each balance sheet date.

The change in fair value recognized for the three months ended September 30, 2011, reflects the decrease in the quoted market price of the Company’s stock from July 1, 2011 through September 30, 2011, coupled with the capitalization of unpaid dividends at September 15, 2011.  The quoted market prices of the Company’s stock at July 1, 2011 and September 30, 2011, were $0.40 and $0.11 per share, respectively.  Dividends capitalized at September 15, 2011, totaled $39 thousand representing an increase in the number of shares subject to conversion of 95,600.

The change in fair value recognized for the nine months ended September 30, 2011, reflects the decrease in the quoted market price of the Company’s stock from January 1, 2011 through September 30, 2011, coupled with the capitalization of unpaid dividends at September 15, 2011.  The quoted market prices of the Company’s stock at January 1, 2011 and September 30, 2011, were $0.55 and $0.11 per share, respectively.  Dividends capitalized at September 15, 2011, totaled $39 thousand representing an increase in the number of shares subject to conversion of 95,600.

Net Income (Loss)

	Three Months Ended
	September 30,
	2011	2010	$ Change	% Change
	(Unaudited - Dollars in thousands)
Net income (loss)	$301	$(2,786)	$3,087	110.8%

	Nine months Ended
	September 30,
	2011	2010	$ Change	% Change
	(Unaudited - Dollars in thousands)
Net income (loss)	$(554)	$(3,641)	$(3,087)	(84.8)%

Net income for the three months ended September 30, 2011, was $301 thousand compared to a net loss $2.8 million for the same period in 2010.  The increase in the net income is primarily due to the elimination of interest recognized on convertible preferred stock issued in September of 2010 and the increase in the fair value adjustment recorded on the related derivative liability in 2011.

Net loss for the nine months ended September 30, 2011, was $554 thousand compared to $3.6 million recognized for the comparable period of 2010.  The decrease is the net loss reported is primarily due to the elimination of interest recognized on convertible preferred stock issued in September of 2010, a decrease in general and administrative expenses recognized and an increase in the fair value adjustment recognized on preferred stock.

Liquidity and Capital Resources

Curaxis has been a developmental stage pharmaceutical company, has had no FDA approved products and has generated no commercial revenue.  Since inception, Curaxis has incurred losses from operations and has reported negative cash flows.

As of September 30, 2011, Curaxis had an accumulated deficit of $90.3 million and cash and cash equivalents of $72 thousand.  The cash position of Curaxis continues to be insufficient to satisfy its obligations with many vendors.  Curaxis will continue to incur operating losses and be unencumbered by revenue until it is successful in developing and commercializing its lead product candidate, VP4986, for the treatment of Alzheimer’s disease.  Curaxis estimates that expenses to complete the next phase of the clinical development plan for VP4896 consisting of a Phase IIb trial in women to total $15 to $20 million; significant additional costs will be incurred thereafter to  complete the necessary pivotal trials  and to seek FDA approval to market the drug.  Such expenses will be incurred over a four-year period.  Historically, Curaxis had relied on private placements of its common stock and the issuance of preferred stock to fund operations.

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

In 2009, Curaxis entered into a series of agreements with Southridge and Canterbury, in order to restructure its balance sheet and establish a trading market for its common stock.  Under the terms of those agreements, Southridge and Canterbury have assisted Curaxis in negotiating settlements with its creditors to eliminate or substantially reduce and defer its trade debt.  To date, Curaxis had realized reductions in excess of $6 million in liabilities as the result of the combined efforts.  In addition, Southridge assisted Curaxis in securing a $25 million equity facility under which Curaxis can periodically, over a period of three years, sell up to $25 million of its common stock to a third party or affiliate of Southridge.  The registration statement which registered 13,000,000 shares of the Company’s common stock to be issued under the terms of the Equity Credit Agreement became effective January 26, 2011.  The proceeds of the equity facility may assist in funding the next step in Curaxis’ clinical development plan, a Phase IIb study in approximately 200-250 women.  To date, cash proceeds received for draws under the equity line have totaled $397 thousand which have been used to meet current operating needs.  However, because our ability to draw down amounts under the Equity Credit Agreement is subject to a number of conditions, there is no guarantee that we will be able to draw down any significant portion of the remaining $25 million commitment available to us under the Equity Credit Agreement.  At present, the Board and executive officers are pursing viable funding options.

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

ITEM 4.  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer participated in and supervised the evaluation of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed by us in the reports that we file is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that the information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to our management, including our chief executive officer or officers and principal financial officer, to allow timely decisions regarding required disclosure. The Company’s principal executive officer and principal financial officer determined that, as of the end of the period covered by this report, the Company had a material weakness because it did not have a sufficient number of personnel with an appropriate level of knowledge and experience of generally accepted accounting principles in the United States of America (U.S. GAAP) that are commensurate with the Company’s financial reporting requirements. As a result, management concluded that the Company’s disclosure controls and procedures were not effective at September 30, 2011.

(b) Changes in the Company’s Internal Controls Over Financial Reporting.

Other than described above, there have been no changes in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

In 2008, Aptuit, Inc. obtained a judgment for approximately $1.1M in the Circuit Court of Jackson County, Missouri at Kansas City, relating to work it performed for Curaxis in connection with our truncated ALADDIN 301 trial. Aptuit’s claims were based on invoices previously rendered to Curaxis in connection with that work and on a promissory note that Curaxis had delivered to Aptuit in connection with those invoices. We subsequently entered into a settlement agreement with Aptuit that requires payment of $900,000 over the next two years to satisfy this judgment.To date, Curaxis has made payments totaling $400 thousand under the terms of the agreement.

In 2009, Genzyme Corporation obtained a judgment for $424,000 in the United States District Court for the District of Massachusetts, relating to leuprolide supplied to Curaxis in 2006 for our truncated ALADDIN 301 trial. Curaxis did not oppose the entry of this judgment, as it had previously acknowledged the validity of this debt to Genzyme.Genzyme had informally agreed through their counsel to defer any collection activities until approximately early 2011. On May 13, 2011, the Company was served with a First Execution Notice demanding payment of the identified liabilities; a deposition was also scheduled for July 10, 2011.  Due to the significant changes in the Company’s management team effective June 24, 2011, Genzyme has informally agreed to delay the proceedings. We expect to have discussions with Genzyme to establish a payment schedule for this judgment at a later date.

In 2009, Margolin Brain Institute obtained a default judgment for $128,469, including interest and attorneys fees, in the Superior Court of the State of California, FresnoCounty - Civil Division, relating to work it performed in our truncated ALADDIN 301 trial. We expect to engage in discussions concerning settlement and payment of this judgment at a later date.

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

ITEM 1A. RISK FACTORS.

Other than the risk factor disclosed below, we believethat there are no changes that constitute material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K, filed on March 31, 2011.

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

On July 29, 2011, the Company issued 10,000 shares of the Company’s common stock as compensation for professional services rendered. These shares were issued pursuant to the exemptions from the registration requirements of the Securities Act of 1933, as amended, afforded the Company under Section 4(2) promulgated thereunder due to the fact that the issuance did not involve a public offering.

On August 31, 2011, the Company issued 10,000 shares of the Company’s common stock as compensation for professional services rendered. These shares were issued pursuant to the exemptions from the registration requirements of the Securities Act of 1933, as amended, afforded the Company under Section 4(2) promulgated thereunder due to the fact that the issuance did not involve a public offering.

On September 9, 2011, the Company issued 4,300 shares of the Company’s common stock to a warrant holder upon the exercise of outstanding warrants at $0.10 per share. These shares were issued pursuant to the exemptions from the registration requirements of the Securities Act of 1933, as amended, afforded the Company under Section 4(2) promulgated thereunder due to the fact that the issuance did not involve a public offering.

On September 28, 2011, the Company issued 11,754 shares of the Company’s common stock to a warrant holder upon the exercise of outstanding warrants at $0.10 per share. These shares were issued pursuant to the exemptions from the registration requirements of the Securities Act of 1933, as amended, afforded the Company under Section 4(2) promulgated thereunder due to the fact that the issuance did not involve a public offering.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default not cured within 30 days, with respect to any indebtedness of the Company.

ITEM 4.  (REMOVED AND RESERVED).

ITEM 5.  OTHER INFORMATION.

Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Shareholders on November 8, 2011.  The shareholders considered the two proposals described below, each of which is described in more detail in the Company’s definitive proxy statement dated September 15, 2011.  The final number of votes cast for and against, as well as the number of abstentions and broker non-votes, with respect to each proposal are set forth below.

Proposal 1: To elect a total of seven directors to serve until the next annual shareholder meeting.   The votes were cast as follows:

	For	Witheld	Broker- Non-Votes
Timothy R. Wright	41,069,518	104,450	-0-
Michael George	41,069,518	104,450	-0-
K. Ivan F. Gothner	41,069,518	104,450	-0-
Stephen Leary	41,062,518	111,450	-0-
Michael Miller	41,069,518	104,450	-0-
Terence Novak.	41,069,518	104,450	-0-
Bert A. Spilker	41,062,518	111,450	-0-

Total votes cast 41,173,968.

No other person received any votes. All director nominees were duly elected.

Proposal 2: To ratify the appointment of Rosenberg Rich Baker Berman & Company as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2011.  The votes were cast as follows:

For	Against	Abstain
41,043,818 Common Shares	75,825 Common Shares	54,325 Common Shares

Proposal 2 was approved.

Merger Agreement

In connection with the Merger (described in our Form 8-K filed on June 30, 2010), on August 11, 2011, the Company entered into the Curaxis Merger Agreementby and between the Company andPharma, pursuant to which Pharma merged with and into the Company and the Company is the surviving corporation.  The Curaxis Merger Agreement is attached hereto as Exhibit 2.1.The merger was completed on August 31, 2011.

ITEM 6.EXHIBITS.

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated August 11, 2011, by and between Curaxis Pharmaceutical Corporation and Curaxis Pharma Corporation*

31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of 2002*

31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of 2002*

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CURAXIS PHARMACEUTICALCORPORATION

Dated: November 10, 2011	By:	/s/ Timothy R. Wright
Timothy R. Wright
Chief Executive Officer
(Principal Executive Officer)

Dated: November 10, 2011	By:	/s/ Judith S.T. Geaslen
Judith S.T. Geaslen
Vice President of Finance
(Principal Financial Officer)