Form 10-K
period 2011-12-31
CURAXIS PHARMACEUTICAL Corp
filed 2012-03-29
CIK 1434893

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-K

☑   ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	☐	Non-accelerated filer	☐

Accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of registrant’s voting and non-voting common equity held by non-affiliates (as defined by Rule 12b-2 of the Exchange Act) computed by reference to the closing price of such common equity on June 30, 2011, was $28,562,164.  As of March 28, 2012, the issuer has one class of common equity, and the number of shares outstanding of such common equity was 83,554,940.

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

In connection with the Merger dated as of July 29, 2010 and described in our Form 8-K filed on June 30, 2010, the Company, on August 11, 2011, entered into an Agreement and Plan of Merger (the “Curaxis Merger Agreement”) by and between the Company and Curaxis Pharma Corporation, a Delaware corporation and a wholly owned subsidiary of the Company (“Pharma”), pursuant to which Pharma merged with and into the Company and the Company is the surviving corporation.

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

Curaxis is a development stage company and has not yet (i) received FDA approval for any of its products; and (ii) generated any commercial revenue through the sale of its products.

Curaxis’ most advanced product is VP4896, a proprietary, small, biodegradable implant that is comprised of leuprolide acetate and a polymer to be used for the treatment of Alzheimer’s disease. The Company had previously conducted several clinical trials for this indication, the most recent of which it were forced to terminate in 2006 due to financial constraints. Since terminating those trials, it had been unable to advance the clinical development of its Alzheimer’s disease candidate due to a lack of financial resources.  The Board  and the executive management team is focused on attracting bridge financing for ongoing operational support and has  a strategy in place to identify and attract a strategic partner  to absorb a portion of the clinical trial cost and processes to advance the Company’s lead drug candidate into a Phase IIb or registration clinical trial.  There is no guarantee that the Company will be successful in its efforts.

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

Alzheimer’s Disease

Background and Demographics

Alzheimer’s disease is named after Dr. Alois Alzheimer, a German physician, who first described the disease in 1906.  Alzheimer’s disease (“AD”) is a progressive, degenerative, and ultimately terminal brain disorder that gradually destroys a person’s memory and ability to learn, reason, make judgments, communicate and carry out daily activities.  Commercially marketed AD drug medications work to modestly delay the onset of symptoms and slightly improve cognition.  There is currently no treatment that stops or materially slows the progression of AD.  As a result, AD is one of the world’s largest unmet medical needs.

In 2009, the global market (consisting of US, France, Germany, Italy, Spain, UK and Japan) for AD drug medications generated revenues of over $8.0 billion with the US market as the single-largest market, accounting for over half of all global revenues.  According to BCC Research, AD market value is expected to increase to $9.4 billion by 2014.  It is expected that the AD drug market will continue to experience strong growth for the foreseeable future driven by increasing AD prevalence, physician and patient awareness, improved diagnostic tools, increasing prices, the introduction of new products, and expanded indications for existing products.  In addition to all of these drivers, the aging of the world’s population is the single greatest contributor to the need for more and better medications.

AD Severity

As a progressive, degenerating disease, the AD population has been segmented into three categories of severity of illness - mild, moderate or severe.  However, there is no consensus as to distinct cut-off points from one category to the next as symptoms can be seen at any point along the disease progression.  The two general categories used for regulatory approval of AD treatments are Mild to Moderate and Moderate to Severe.  These categories correspond with neuropsychological assessments such as the Mini Mental Status Examination (MMSE) and the Alzheimer’s Disease Assessment Scale-Cognitive subscale (ADAS-Cog), both standard measures in clinical trials of potential AD treatments.  Curaxis has focused development of VP4896 on patients with mild to moderate AD.

AD Prevalence

According to the Alzheimer’s Association, an estimated 5.4 million Americans have AD in 2011.  This number includes 5.2 million people age 65 and older and at least 200,000 individuals younger than 65 with early-onset Alzheimer’s.  The Alzheimer’s Association estimates there are approximately 500,000 Americans younger than 65 years of age that have Alzheimer’s or some other form of dementia, and has suggested that at least 40 to 50 percent of them are likely to have AD.

By age group, the proportion and number of the 5.4 million Americans age 65 and over with AD breaks down as follows:

●	Age 65-74: 324,000 (6%)

●	Age 75-84: 2,430,000 (45%)

●	Age 85+: 2,430,000 (45%)

●	13 percent, or one in eight, persons age 65 and over have AD.

●	Nearly half of persons over age 85 have AD.

●	65% of persons with AD are female

●	Every 69 seconds, someone in America develops AD; by mid-century, someone will develop Alzheimer’s every 33 seconds.

AD is the sixth leading cause of death across all ages in the United States.  It is the fifth leading cause of death for those aged ≥ 65 years.

These figures reflect the total number of Americans estimated to have Alzheimer’s, whether or not they have ever been diagnosed with the disease.  Many people with AD and other dementias have not been diagnosed, and while some may have been diagnosed, their diagnosis may have been omitted from their medical record.  In one study of patients aged 65, assessing seven urban, racially diverse, primary care practices in Indianapolis, less than one fifth of those with Alzheimer’s or another dementia had a diagnosis of the condition in the patient’s medical record.  It is clear that a new therapy with enhanced activity would increase the number of diagnoses and those who are eligible for treatment.

The Cost of Alzheimer's Disease in the United States

According to revised figures by the Alzheimer's Association:

●	By 2050, the number of individuals in this country 65 and older with Alzheimer's could range from 11 million to 16 million, without new and more effective therapies.

●
Medicare payments for services to beneficiaries aged ≥ 65 with AD and other dementias are almost 3 times higher than for beneficiaries without these conditions.  Total payments in 2011 for healthcare care, long-term care, and hospice services for people aged ≥ 65 with AD and other dementias are expected to be $183 billion (not including the contributions of unpaid caregivers).

●	In 2010, nearly 15 million family and other unpaid caregivers provided an estimated 17 billion hours of care to people with AD and other dementias, a contribution valued at more than $202 billion.

●
Families who hire in-home caregivers face annual costs of up to $200,000, while families that decide to provide care themselves spend as many as 70 hours a week, severely compromising their own earning potential and costing employers an estimated $61 billion annually in lost productivity.

●
Caring for a person with AD or other dementia is very difficult, and therefore many family and other unpaid caregivers experience high levels of emotional stress and depression. The physical and emotional impact of caregiving on AD and other dementia caregivers is estimated to result in $7.9 billion in increased healthcare cost in the United States.

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

In a paper published in Biochemica Biphysica Acta in April 2006, Curaxis showed that leuprolide, when given to mice with Alzheimer’s-like disease, significantly reduced concentrations of brain amyloid beta, and resulted in stabilized, and in some cases, improved cognition when leuprolide treated mice were compared to those which received placebo (Luteinizing hormone modulates cognition and amyloid-ß deposition in Alzheimer APP transgenic mice).

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

Current Treatments for Alzheimer’s Disease

There are three marketed acetylcholinesterase inhibitors (Aricept, Razadyne, and Exelon) administered as oral medications or by absorption through the skin in a patch.  This class of drugs accounted for approximately $5 billion in US sales in 2010.  Namenda is an NMDA receptor antagonist that had estimated US sales of $1.5 billion in 2010.  While many drugs are in development currently, the majority of Phase II/III AD clinical trials have failed to demonstrate consistent and sustainable efficacy in AD patients.  According to www.clinicaltrials.gov, there are 238 open interventional studies in AD as of October 2011 (representing all phases of development).

Our Drug Candidate: Memryte

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

Clinical Trials

Curaxis has conducted several trials in our clinical program to evaluate leuprolide acetate for the treatment of mild to moderate AD. We call our clinical trial program “Antigonadotropin-Leuprolide in Alzheimer’s Disease Drug INvestigation,” for which we use the acronym ALADDIN. Our clinical program includes:

●	A completed Phase I safety and pharmacokinetic study of VP4896, a proprietary, sustained-release implant formulation.

●	Two completed Phase II clinical trials, which used an injectable formulation of leuprolide acetate.

●	The first of two planned Phase III trials was fully enrolled with 612 subjects in August 2006. Due to funding requirements and constraints, the trial was discontinued early, in late 2006.

These clinical trials are summarized in the following table:

Trial Name / Clinical Phase	Enrollment Criteria	Number of Clinical Sites	Number of Participants	Trial Duration	Status
ALADDIN 103/ Phase II	Women aged 65 years or older with mild to moderate Alzheimer’s disease; patients were allowed, but not required, to receive AChEIs during and prior to trial	5 in the United States	108	48 weeks	Completed
ALADDIN 104 / Phase II	Men aged 65 years or older with mild to moderate Alzheimer’s disease; patients were allowed, but not required, to receive AChEIs during and prior to trial	17 in the United States	119	48 weeks	Completed
ALADDIN 105 / Phase I	Healthy women aged 45 to 70 years and men aged 50 to 70 years	1 in the United States	50	24 weeks	Completed
ALADDIN 301 / Phase III truncated	Men and women aged 60 years or older with mild to moderate Alzheimer’s disease; patients were required to receive AChEIs during and for at least 120 days prior to trial	62 in the United States and Canada	612 recruited	56 weeks	Discontinued on October 18, 2006 as a result of financial constraints

We employed a variety of clinically validated and FDA accepted efficacy measurements in our AD clinical trials.  These include:

●
The Alzheimer’s Disease Assessment Scale-Cognitive Subscale, or ADAS-cog.  ADAS-cog is a standard test of memory and cognition that is designed to measure changes in AD subjects that might occur in response to a pharmacological intervention, or the action of a given drug. An increasing score on this measure indicates cognitive decline, while a decreasing score indicates cognitive improvement. This is the most widely used and accepted test in clinical trials of AD subjects, and is the most widely used primary clinical endpoint.

●
The Alzheimer’s Disease Cooperative Study-Clinical Global Impression of Change, or ADCS-CGIC.  ADCS-CGIC is a global measure of a subject’s change in condition from baseline in AD. The score is based on information gained from interviews with the subject and the subject’s caregiver. This test is usually included in clinical trials as a secondary endpoint.

●
Alzheimer’s Disease Cooperative Study-Activities of Daily Living Inventory, or ADCS-ADL.  ADCS-ADL is a comprehensive rating scale designed to measure a subject’s capacity to perform activities of daily living, including ability to eat, dress, bathe, telephone, travel, shop and perform other household chores.  The score is based on interviews of the subject’s caregiver. An increasing score on this measure indicates additional capacity to perform activities of daily living, while a decreasing score indicates less capacity. This test is usually included as a secondary endpoint.

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

A total of 109 women were enrolled in this study, 108 of which were included in the intent-to-treat population and assigned to one of three groups comprised of 36 participants each:

●	a low dose leuprolide acetate group; 11.25 mg of leuprolide every 12 weeks;

●	a high dose leuprolide acetate group; 22.5 mg of leuprolide every 12 weeks; and

●	a placebo group.

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

A total of 119 men were enrolled in this study and were included in the intent-to-treat population and assigned to one of three groups comprised of:

●	a low dose leuprolide acetate group; 22.5 mg of leuprolide per 12 weeks; 39 men

●	a high dose leuprolide acetate group; 33.75 mg of leuprolide per 12 weeks; 42 men and

●	a placebo group; 38 men.

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

Development Plan for Alzheimer’s Program

Curaxis has conducted four randomized, double-blind, placebo-controlled, studies exploring the use of leuprolide acetate for the treatment of mild to moderate AD. In the first two of those studies, ALADDIN I AND ALADDIN II, the Company utilized an injectable formulation of leuprolide acetate in 108 women and 119 men aged 65 or older, respectively, as a treatment for mild to moderate AD. Also, the Company has completed an analysis of data from ALADDIN 301, which was originally designed to serve as a Phase III trial of VP4896 in mild to moderate AD, which supported results the Company achieved in women in the ALADDIN I trial.  The Phase II efficacy results in females provide sufficient clinical evidence to continue development of VP4896 in the treatment of mild to moderate AD in women.  The Company anticipates that the next step in the clinical development plan is a Phase IIb study in 200-250 females with trial duration of 12 – 18 months.   The study likely will include two treatment groups: placebo implant (acetylcholinesterase inhibitors only) and VP4896 implants plus acetylcholinesterase inhibitors (45.2 mg implants every 8 weeks).   The approximate cost of the proposed trial is $12 to $15 million.  The Company, however, is working with outside consultants to better define the indication of treatment and will seek regulatory agreement prior to finalizing the study protocol.  If by design, the proposed trial meets the requirements of a registration trial, additional costs may be incurred.  However, the timeline to potential commercialization will be accelerated.

In order to initiate our clinical development plan, the Company we will need to raise approximately $20 million during the next year to cover the costs associated with the proposed study and related administrative and overhead costs. Curaxis had been unable to advance the clinical development of Memryte since 2006 due to a lack of financial resources and there can be no assurance that we will be successful in raising the funds needed to commence and complete the proposed study.  Furthermore, even if we are successful in raising the funds necessary to restart the clinical development of our Alzheimer’s disease candidate, there can be no assurance that we will be able to successfully complete all phases of such clinical development.  Drug development is extremely costly and complex and requires multiple clinical trials and we may be unable to obtain suitable financing for all such trials and, even if we are successful in obtaining suitable financing, we may be unable to complete all required clinical trials, due to an inability to recruit an adequate number of clinical trial sites or an adequate number of patients to participate in those trials or other reasons.

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

Covidien/Mallinckrodt Agreement

On July 28, 2008, Curaxis entered into a supply agreement with Mallinckrodt, Inc. (“Mallinkrodt”), a subsidiary of Covidien, Ltd. (“Covidien”), under which Curaxis had agreed to purchase 75% of its annual requirements of leuprolide acetate from Mallinckrodt for a period of five years beginning January 1, 2009, and ending December 31, 2013, at an initial price of $550 per gram (the “Covidien Agreement”). The initial price is subject to annual adjustment upward and downward based on changes in Mallinckrodt’s costs and production methods. The Covidien Agreement is automatically renewable for a second five-year term beginning January 1, 2014, unless Mallinckrodt elects not to renew the Covidien Agreement for the second five-year term. In connection with the execution of the Covidien Agreement, Mallinckrodt paid Curaxis the sum of $500,000. The Company has been in default of the Agreement since January 1, 2009, as it was unable to accept product. Covidien has informed the Company that they will supply product on a prospective basis, as needed, under the terms of the original agreement.

Southridge Agreement

On May 28, 2009, Curaxis entered into a transaction management agreement with Southridge Business Solutions Group, LLC, of Ridgefield, Connecticut (“Southridge”), to assist Curaxis in restructuring its balance sheet, principally through negotiations with several large trade creditors to reduce their claims, and to assist Curaxis in effectuating a merger with a suitable public corporation (the “Transaction Management Agreement”). Pursuant to the Transaction Management Agreement, Curaxis had worked with Southridge to reduce its trade debt by approximately $6,000,000 and entered into the Merger Agreement with Auto Search Cars, Inc. Under the terms of the Transaction Management Agreement, Curaxis is obligated to pay Southridge a management fee of $10,000 per month, from June 1, 2009 through the first anniversary of the closing of the Merger with Auto Search, or July 2011. Curaxis may terminate the Transaction Management Agreement at any time by giving 90 days’ advance notice to Southridge.  In addition, Curaxis was obligated to issue to Southridge warrants equal to 3% of Curaxis’ outstanding stock as of the date of the Merger with Auto Search at an exercise price of $0.001 per share. A total of 2,149,148 warrants have been issued to Southridge under the agreement. The agreement with Southridge was terminated effective May 31, 2011.

Canterbury Agreement

On June 12, 2009, Curaxis entered into a letter agreement with Canterbury Investment Partners, LLC of Hingham, Massachusetts (“Canterbury”), to assist Curaxis in a range of issues in connection with its contemplated merger with a public shell corporation, including its negotiations with Southridge, in developing a strategy to negotiate reductions, deferrals and/or equity exchanges with its trade creditors and in raising funds from current or prospective investors and in negotiating the terms of the acquisition of a public corporation (the “Letter Agreement”).  Under the terms of the Letter Agreement, Curaxis paid Canterbury a retainer of $50,000 and is also obligated to pay Canterbury a monthly fee of $5,833 for a period of twelve (12) months from September 2009 through August 2010. In addition, under the Letter Agreement, Curaxis has issued a warrant to Canterbury to purchase 854,358 shares of Curaxis Common Stock at a price of $0.22 per share. Following the closing of the Merger with Auto Search, Curaxis is obligated to pay Canterbury the sum of $8,000 per month for a period of six (6) months for Canterbury’s assistance in developing and implementing a strategy to support Curaxis in its dealings with the financial community.  Mark Pompeo, who is the manager of Canterbury, is the brother of Ronald Pompeo, who was a director of Curaxis from July 3, 2009 to June 24, 2011. The agreement with Canterbury was terminated effective January 31, 2011.

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

On December 7, 2011, the Company filed a registration statement on Form S-1, which was subsequently amended on January 13, 2011, to register 13,000,000 shares of the Company’s common stock to be issued under the terms of the Equity Credit Agreement (the “Registration Statement”).  The Registration Statement was declared effective by the SEC on January 26, 2011.  The “Registrable Securities” include the Put Shares, any Blackout Shares (as defined in the Equity Credit Agreement) and any securities issued or issuable with respect to any of the foregoing by way of exchange, stock dividend or stock split or in connection with a combination of shares, recapitalization, merger, consolidation or other reorganization or otherwise.  To date, the Company has issued 5,563,689 shares of common stock under the Equity Credit Agreement.

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

If approved, our Alzheimer’s product will compete against the four drugs currently approved for the treatment of Alzheimer’s disease.  There are three marketed acetylcholinesterase inhibitors (Aricept, Razadyne, and Exelon) administered as oral medications or by absorption through the skin in a patch.  This class of drugs accounted for approximately $5 billion in US sales in 2010.  Namenda is an NMDA receptor antagonist that had estimated US sales of $1.5 billion in 2010. These products have well-known brand names, are distributed by large pharmaceutical companies and have achieved widespread acceptance among physicians and patients. In addition, our product could face competition from other leuprolide acetate products that are already on the market or may later be approved for other indications, if they are used or prescribed off label for Alzheimer’s disease.

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

Our patent portfolio includes one issued U.S. patent and patent applications in the United States, foreign countries and regions under the Patent Cooperation Treaty. Our U.S. patent covers the use of leuprolide acetate in therapeutically effective amounts to treat Alzheimer’s disease through a reduction or elimination of blood serum levels of FSH and LH. This U.S. patent expires in 2018. Should the FDA approve the use of our leuprolide acetate formulation (VP4896) for the treatment of Alzheimer’s disease, this patent may be eligible for patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, referred to as the Hatch-Waxman Act. A foreign counterpart application to this patent is pending only in Canada. We are aware of one issued third party U.S. patent, filed after our issued U.S. patent was filed, which may nonetheless be prior art to our patent and which might form the basis of an interference proceeding or invalidity challenge. See “Risk Factors—If we infringe or are alleged to infringe intellectual property rights of third parties, it will adversely affect our business.”

Our portfolio also includes patent applications directed to the treatment of Alzheimer’s disease with a combination of leuprolide acetate and AChEIs and/or NMDA receptor antagonists, to the treatment of various diseases and disorders associated with senescence, including Parkinson’s disease and prostate cancer, to the treatment of brain cancers, and to the treatment of cancers that express the genes of the HPG axis. Counterpart filings to these patent applications have been made in other jurisdictions, including Europe and Japan. As described above, Curaxis also holds an exclusive license from Durect for the sustained release technology for VP4896 for the treatment of Alzheimer’s disease. Leuprolide acetate, the active pharmaceutical ingredient in VP4896, is off-patent; therefore we expect to rely on method of use and formulation patents to protect our market position.

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

Number of Total Employees and Number of Full Time Employees

We believe that our success will depend greatly on our ability to identify, attract, and retain capable employees. As of December 31, 2011, we had two full time employees.  Our employees are not represented by any collective bargaining unit, and we believe our relations with our employees are good.

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

Our future capital requirements will depend on many factors, including:

●	the progress and results of clinical trials of our lead candidate, VP4896, for mild to moderate Alzheimer’s disease;

●	the costs of establishing sales and marketing functions, outsourcing manufacturing needs and obtaining pre-launch inventory of VP4896;

●	the scope, progress, results and cost of pre-clinical development and laboratory testing and clinical trials for our other product candidates;

●	the costs, timing and outcome of regulatory review of VP4896 for mild to moderate Alzheimer’s disease and of our other product candidates;

●	the number and development requirements of other product candidates;

●	the costs of preparing, filing and prosecuting patent applications and maintaining, enforcing and defending intellectual property-related claims;

●	our success in entering into collaboration agreements with leading pharmaceutical and biotechnology companies to assist in furthering the development of product candidates; and

●	the timing, receipt and amount of sales or royalties, if any, from VP4896 and other potential products.

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

We have invested a significant portion of our efforts and financial resources in the development of our most advanced product candidate, VP4896, for mild to moderate Alzheimer’s disease. The success of our VP4896 Alzheimer’s disease program will depend on several factors, including the following:

●	successful patient enrollment in, and completion of, clinical trials;

●	receipt of marketing approvals from the FDA and similar foreign regulatory authorities;

●	obtaining commercial quantities of leuprolide acetate, the active ingredient of VP4896;

●	obtaining commercial quantities of VP4896 from our supplier, Durect Corporation;

●	establishing a sales and marketing infrastructure to market and sell VP4896 in the United States and internationally, whether alone or in collaboration with others; and

●	acceptance of the product by patients, the medical community and third party payors.

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

A failure of one or more of our clinical trials can occur at any stage of testing. We may experience numerous unforeseen events during, or as a result of, the clinical trial process that could delay or prevent our ability to receive regulatory approval or commercialize VP4896 or our other product candidates, including:

●	regulatory authorities, institutional review boards, or ethics committees may not authorize us to commence a clinical trial or conduct a clinical trial at a prospective trial site;

●
our clinical trials may produce negative or inconclusive results, and we may decide, or regulatory authorities may require us, to conduct additional clinical trials or we may abandon projects that we expect to be promising;

●
enrollment in our clinical trials may be slower than we currently anticipate, resulting in significant delays. Additionally, participants may drop out of our clinical trials at a higher rate than we anticipate;

●	our third party contractors may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner;

●	we might have to suspend or terminate our clinical trials if the participants are being exposed to unacceptable health risks;

●
regulatory authorities, institutional review boards, or ethics committees may require that we hold, suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements;

●	the cost of our clinical trials may be greater than we anticipate;

●	the supply or quality of our product candidates or other materials necessary to conduct our clinical trials may be insufficient or inadequate; and

●	the effects of our product candidates may not achieve the desired effects or may include undesirable side effects or the product candidates may have other unexpected characteristics.

If we are required to conduct additional clinical trials or other testing of VP4896 or our other product candidates beyond those that we currently contemplate, if we are unable to successfully complete our clinical trials or other testing, or if the results of these trials or tests are not positive or are only modestly positive, we may:

●	be delayed in obtaining marketing approval for our product candidates;

●	not be able to obtain marketing approval; or

●	obtain approval for indications that are not as broad as we intended.

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

Reliance on third party manufacturers entails risks to which we would not be subject if we manufactured product candidates or products ourselves, including:

●	reliance on the third party for regulatory compliance and quality assurance;

●	the possible breach of the manufacturing agreement by the third party because of factors beyond our control; and

●	the possible termination or non-renewal of the agreement by the third party, based on its own business priorities, at a time that is costly or inconvenient for us.

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

●
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

●
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

●
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

Any product for which we obtain marketing approval, along with the manufacturing processes, post-approval clinical data, labeling, advertising and promotional activities for such product, will be subject to continual requirements of and review by the FDA and comparable regulatory bodies. These requirements include submissions of safety and other post-marketing information and reports, registration requirements, cGMP requirements relating to quality control, quality assurance and corresponding maintenance of records and documents and requirements regarding the distribution of samples to physicians and record keeping. Even if regulatory approval of a product is granted, the approval may be subject to limitations on the indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for costly post-marketing testing and surveillance to monitor the safety or efficacy of the product. Later discovery of previously unknown problems with our products, manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in:

●	restrictions on such products, manufacturers or manufacturing processes;

●	warning letters;

●	withdrawal of the products from the market;

●	refusal to approve pending applications or supplements to approved applications that we submit;

●	recall;

●	fines;

●	suspension or withdrawal of regulatory approvals;

●	refusal to permit the import or export of our products;

●	product seizure; and

●	injunctions or the imposition of civil or criminal penalties.

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

Any products that we bring to the market may not gain market acceptance by physicians, patients, healthcare payors and others in the medical community. If these products do not achieve an adequate level of acceptance, we may not generate significant product revenues and we may not become profitable. The degree of market acceptance of our product candidates, if approved for commercial sale, will depend on a number of factors, including:

●	the prevalence and severity of any side effects;

●	the efficacy and potential advantages over alternative treatments;

●	the ability to offer our product candidates for sale at competitive prices;

●	relative convenience and ease of administration;

●	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;

●	the strength of marketing and distribution support; and

●	sufficient third party coverage or reimbursement.

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

We face an inherent risk of product liability exposure related to the testing of our product candidates in human clinical trials and will face an even greater risk if we commercially sell any products that we may develop. Because VP4896 is being developed as an implant that will contain eight weeks’ supply of drug, we may face higher product liability risk than if our product was administered in another form, such as a daily pill. If we cannot successfully defend ourselves against claims that our product candidates or products caused injuries, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

●	decreased demand for any product candidates or products that we may develop;

●	injury to our reputation;

●	withdrawal of clinical trial participants;

●	costs to defend the related litigation;

●	substantial monetary awards to trial participants or patients;

●	loss of revenue; and

●	the inability to commercialize any products that we may develop.

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

There are currently four drugs approved for the treatment of Alzheimer’s disease in the United States. In many cases, these products have well-known brand names, are distributed by large pharmaceutical companies with substantial resources and experience and have achieved widespread acceptance among physicians and patients. See “Business—Alzheimer’s disease.”  In addition, we are aware of product candidates of third parties that are in development, which, if approved, would compete against our product candidates, if approved.

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

●
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

●
other Medicare laws, regulations, rules, manual provisions and policies that prescribe the requirements for coverage and payment for services performed by our customers, including the amount of such payment;

●	the federal False Claims Act, which imposes civil and criminal liability on individuals and entities who submit, or cause to be submitted, false or fraudulent claims for payment to the government;

●
the federal False Statements Act, which prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services; and

●	state and foreign law equivalents of the foregoing.

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

We are highly dependent on Timothy R. Wright, our Chairman and Chief Executive Officer, Judith S. T. Geaslen, our Vice President of Finance  and  members of our current Board of Directors.  The loss of the services of any of these persons might impede the achievement of our research, development, and commercialization objectives.  At this time, we do not have employment agreements with Mr. Wright and Ms. Geaslen. The Company does not expect to enter into any employment contacts with its officers in the near term as due to the Company’s current financial condition it is unlikely that the Company would be able to reasonably meet established financial commitments of such contracts.

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

Our common stock is listed on the OTC Markets OTCQB under the symbol “CURX. QB.”  However, there is a limited trading market for our shares of common stock. Even if we are successful in developing a public market, there may not be enough liquidity in such market to enable our security holders to sell their stock.  If a public market for our common stock does not develop, investors may not be able to re-sell the shares of its common stock, rendering their shares effectively worthless and resulting in a complete loss of their investment. We cannot predict the extent to which investor interest in our Company will lead to the development of an active, liquid trading market. Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders for investors.

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

WE HAVE RECENTLY CHANGED OUR SENIOR MANAGEMENT TEAM

During 2011, we experienced the resignation of a majority of our executive officers and directors, and currently have only two executive officers, one of whom is serving as Chief Executive Officer on an interim basis.  While our new executive officer and directors have prior experience in the biotechnology field, there are no assurance that they will be able to secure necessary financing or be able to properly implement the Company business plan.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.  PROPERTIES.

Our executive office is currently leased to us by Judith Geaslen, Vice President - Finance, who provides the space to us at no charge.  The address of our executive office is 1004 Chagford Way, Raleigh, NC 27614.  We are confident that as the Company’s need for space increases, suitable space will be available at commercially reasonable terms.

ITEM 3.  LEGAL PROCEEDINGS.

In 2008, Aptuit, Inc. obtained a judgment for approximately $1.1M in the Circuit Court of Jackson County, Missouri at Kansas City, relating to work it performed for Curaxis in connection with our truncated ALADDIN 301 trial. Aptuit’s claims were based on invoices previously rendered to Curaxis in connection with that work and on a promissory note that Curaxis had delivered to Aptuit in connection with those invoices.  We subsequently entered into a settlement agreement with Aptuit that requires payment of $900,000 over a two year period to satisfy this judgment. Payments to date under the settlement agreement total $400,000.

In 2009, Genzyme Corporation obtained a judgment for $425,000 in the United States District Court for the District of Massachusetts, relating to leuprolide supplied to Curaxis in 2006 for our truncated ALADDIN 301 trial. Curaxis did not oppose the entry of this judgment, as it had previously acknowledged the validity of this debt to Genzyme. There have been no actions initiated by, or on behalf of, the creditor in the last six months with respect to settlement and/or payment of this judgment.

In 2009, Margolin Brain Institute obtained a default judgment for $128,469, including interest and attorneys fees, in the Superior Court of the State of California, Fresno County - Civil Division, relating to work it performed in our truncated ALADDIN 301 trial. There have been no actions   initiated by the creditor in the last 12 months with respect to settlement and/or payment of this judgment.

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

ITEM 4.  MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) Market Information

Our common stock is quoted on the OTCQB under the trading symbol “CURX.QB.”  To date, our common stock has traded with limited volume.

The following table sets forth the range of the high and low bid quotations of the Common Stock for the past two years in the over-the-counter market, as reported by the OTC Bulletin Board and in the Pink Sheets. The quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

Calendar Quarter Ended:
	High	Low
2011
December 31	$0.15	0.04
September 30	$0.45	0.08
June 30	$0.57	0.26
March 31	$0.90	0.46

2010
December 31	$1.47	0.28
September 30	$1.90	0.90
June 30	$1.30	0.40
March 31	$1.00	0.20

(b) Holders

As of March 28, 2012, the Company had 1,254 stockholders of record of our common stock.  This figure does not take into account those shareholders whose certificates are held in the name of broker-dealers, “street name,” or other nominees.

(c) Dividends

We have not declared any dividends in the past, and we do not plan to declare dividends in the future.

Recent Sales of Unregistered Securities

During 2011, we issued 190,000 shares of common stock in exchange for consulting services rendered and 329,800 shares of common stock for services rendered by members of the Board of Directors.

During 2011, we issued 2,482,632 shares of common stock as a result of warrant conversions.  At December 31, 2011, warrants outstanding for the purchase or the Company’s common stock were as follows:

# of Shares	Exercise Price	Expiration Date

844,400	$0.22	August 31, 2016
3,589,500	$0.001	July 29, 2017
820,800	$1.52	September 15, 2015
100,000	$0.30	August 31, 2015
5,354,700

During 2010, the Company issued 500 shares of Series A and 500 shares of Series B convertible preferred stock.  Each share of Series A and Series B preferred stock has a par value of $.0001 and an initial stated value equal to $1,000.  Each share of preferred stock shall be convertible at any time at the option of the Holder into common stock.  The number of shares of common stock to be issued upon conversion of each share of preferred stock will be determined by dividing the initial stated value of the preferred stock plus dividends added to the stated value upon such election by the Holder, by a pre-determined conversion rate.  The predetermined conversion rates for the Series A and Series B preferred stock is $0.35 and $0.50, respectively.  Assuming conversion of all shares of Series A and B preferred stock issued, 2,549,398 shares of the Company’s common stock would be issued.

During 2011, the Company issued 636 shares of Series C convertible preferred stock.   Each share of Series C stock has a par value of $.0001 and an initial stated value equal to $1,000. Each share of preferred stock shall be convertible at any time at the option of the Holder into common stock.  The number of shares of common stock to be issued upon conversion of each share of preferred stock will be determined by dividing the initial stated value of the preferred stock plus dividends added to the stated value upon such election by the Holder, by a pre-determined conversion rate.  The predetermined conversion rates for the Series C preferred stock is $0.50.  During 2011, the company issued 1,200,000 shares of commons stock upon conversion of 600 shares of the Series C convertible preferred stock.  Assuming conversion of the remaining shares of Series C preferred stock issued, 77,740 shares of the Company’s common stock would be issued.

During 2011, we issued 372,330 shares of common stock upon the exercise of outstanding stock options. At December 31, 2011, 3,736,000 options were outstanding for the purchase of shares of the company’s stock.  The weighted average exercise price and the weighted average contractual term of the outstanding options were $1.64 and 5.24 years, respectively.

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

Since Curaxis’ inception, it has not received approval to market any product, has had no revenues from product sales and has devoted substantially all of its efforts to the development of its treatment for mild to moderate Alzheimer’s disease. Curaxis funded its operations primarily through the sale of common stock, preferred stock and warrants to private investors, which have provided net cash proceeds of approximately $76.5 million as of December 31, 2011.  Curaxis has never been profitable and, as December 31, 2011, it had an accumulated deficit of $88.5 million.  Curaxis had net income of $1.3 million for the year ended December 31, 2011 and a net loss of $88.4 million for the cumulative period from inception through December 31, 2011.  Net income for 2011 was the result of a gain of $2.2 million recognized on the reduction of liabilities at December 31, 2011; the obligations principally relate to goods acquired or services rendered while the Company was actively engaged in the terminated Phase III clinical trial.  The balances subject to reduction include accounts payable represented by vendor invoices submitted to the company for payment, retained billings and accruals for estimated services rendered by vendors through the termination of the Phase III clinical trial but not billed to date. Very little, if any, collection activity has occurred.  In the opinion of Company’s counsel as a result of the passage of time these liabilities cannot be legally enforced against the Company. A net loss of $2.2 million was recorded for the ended December 31, 2010.  At December 31, 2011 the Company had $22 thousand in cash and cash equivalents.

We are continuing our business plan of developing our drug candidate, Memrtye, for the treatment of mild to moderate Alzheimer’s disease. We expect our minimum cash needs to fund our operating expenses and capital expenditures, excluding direct costs of a potential Phase IIb or registration trial, for the twelve-month period ending December 31, 2012 to be approximately $2.2 million. We expect to incur significant and increasing operating losses for at least the foreseeable future as we advance our drug candidate through clinical trials and seek regulatory approval and the eventual commercialization if and when, we may receive regulatory approval. We will need to generate significant revenues to achieve profitability and we may never do so.

We do not expect to generate product revenue for at least the next several years, if at all. If any of our programs experience delays or do not result in a commercial product, we would not generate revenue from that program in a timely manner or at all.  We expect that our operating expenses will continue to increase and may vary substantially from quarter to quarter and year-to-year based on the timing of clinical trial patient enrollment and our other research and development activities. In particular, as we initiate a potential Phase IIb and/or pivotal Phase III trials of Memryte, we expect that our research and development expenses will increase significantly. We expect general and administrative costs also to increase as we add personnel. In connection with our preparation for the commercial launch of Memryte, we expect that our capital expenditures may increase as a result of increased manufacturing equipment costs. We believe that period-to-period comparisons of our results of operations are not meaningful and should not be relied on as indicative of our future performance.

The successful development of pharmaceuticals, including our lead product candidate, Memryte, is uncertain. We estimate that we will incur substantial expenses over the next several years in order to complete the clinical development of Memryte in accordance with our current development plan and seek FDA approval to market Memryte. If we or the FDA cause a change or delay in our development plan for Memryte, our costs could increase substantially.

It is our intent to seek an alliance with a strategic partner to assist in the funding and execution of drug development activities. We cannot reasonably estimate or know the nature, timing and estimated expenses of the efforts necessary to complete the remainder of the development of, or the period, if ever, in which material net cash inflows will commence from Memryte for this indication or other product candidates due to the numerous risks and uncertainties associated with developing drugs, including the uncertainty of:

●	the scope, rate of progress and expense of our clinical trials and other research and development activities;

●	future clinical trial results;

●	the expense, timing and outcome of seeking regulatory approvals;

●	the expense of establishing clinical and commercial supplies of our product candidates and any products that we may develop;

●	the effect of competing technological and market developments; and

●	the expense of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights.

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

Accrued Expenses

As part of the process of preparing financial statements, Curaxis is required to estimate accrued expenses. This process involves identifying services which have been performed on its behalf and estimating the level of service performed and the associated cost incurred for such service as of each balance sheet date in its financial statements. Services for which it must estimate accrued expenses include:

●	costs of services performed by contract research organizations and clinical sites in conjunction with clinical trials;

●	costs of services performed by contract manufacturers in conjunction with the production of clinical trial materials; and

●	professional service fees and expenses.

In accruing service fees, Curaxis estimates the time period over which services will be provided and the level of effort in each period. If the actual timing of the provision of services or the level of effort varies from the estimate, it will adjust the accrual accordingly. The majority of its service providers invoice Curaxis monthly in arrears for services performed. In the event that Curaxis does not identify costs that have begun to be incurred or it underestimates or overestimates the level of services performed or the costs of such services, its actual expenses could differ from such estimates. The date on which some services commence, the level of services performed on or before a given date and the cost of such services are often subjective determinations. Curaxis made judgments based upon the facts and circumstances known to it in accordance with GAAP.

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

Curaxis does not have sufficient history of exercise behavior to develop estimates of expected terms since as of December 31, 2011, only two grants had been exercised since inception of the plans.  The expected remaining terms are based on the estimated time period to elapse prior to commercialization of Curaxis’ initial product.  For options to outside consultants, Curaxis uses a term which is equal to the average period required for the options to fully vest and the contractual life of the option.  As Curaxis gathers more history regarding its option exercise pattern, and as information regarding the option pattern of comparable companies in its industry becomes publicly available, it will review these estimates and revise them as appropriate.  Different estimates of volatility and expected term could materially change the value of an option and the resulting expense.

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

Research and Development Expense

Research and development expense consists primarily of:

●	salaries and related expenses for personnel engaged in research and development activities;

●	fees paid to contract research organizations and clinical sites in conjunction with clinical trials;

●	fees paid to research organizations in conjunction with preclinical studies;

●	costs of materials used in research and development;

●	consulting and sponsored research fees paid to third parties;

●	fees paid to external legal counsel and third parties filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and

●	depreciation of capital assets used to discover and develop our product candidates.

Curaxis expensed both internal and external research and development costs as incurred. Research and development expenses have diminished over the last several years due to termination of its clinical trials and closure of its research facility.

Substantially all research and development expenses incurred by Curaxis to date relate to its efforts to develop Memryte for the treatment of mild to moderate Alzheimer’s disease. Curaxis expects that a substantial percentage of its research and development expense in the future will be incurred in support of its current and future pre-clinical and clinical development programs. These expenditures are subject to numerous uncertainties in timing and cost to completion.

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

Results of Operations

The results of operations of Curaxis for each of the years ended December 31, 2011, and 2010 are as follows:

	Year Ended December 31,
	2011	2010
	(Dollars in thousands)
Operating expenses:
Research and development	$33	78
General and administrative	1,889	1,859
Total operating expenses	1,922	1,937

Loss from operations	(1,922)	(1,937)
Gain on debt restructuring	-	204
Gain on reduction of liablities	2,233	-
Interest income (expense), net	(263)	(175)
Interest expense from derivative liability	-	(2,586)
Change in fair value of derivative liability	1,286	2,250
Net income (loss)	$1,334	(2,244

Curaxis accounts for equity awards to employees and non-employee directors and service providers under ASC 718 Compensation – Stock Compensation and ASC 505-50 Equity-based Payments to Non-Employees. As of December 31, 2011, there was $0.3 million of total unrecognized compensation costs related to unvested stock options. That cost is expected to be amortized on a straight-line basis over a weighted average service period of 1.6 years. Stock-based compensation expense recorded in the years ended December 31, 2011 and 2010 was $0.2 million and $0.5 million, respectively. During the year ended December 31, 2011, 130 thousand unvested stock options were cancelled upon the resignation of certain executive officers and directors.  In addition, the Company extended the contractual life of 1.5 million vested options held by the former employees as of their respective resignation date.  No additional expense was recognized as a result of the modifications.

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

	Year Ended
	December 31,
	2011	2010	$ Change	% Change
	(Dollars in thousands)
Research and development costs	$33	$78	$(45)	(57.7)%
Percent of total operating expenses	1.7%	4.0%

During 2007, Curaxis terminated all clinical trial activities and closed its’ research facility.  Further, the Company did not employ any personnel devoted to research and development activities in 2011 and 2010.  As a result, research and development expenses in 2011 and 2010 were limited to legal fees associated with the pursuit and maintenance of various patents and pending patent applications related to our Alzheimer’s disease and oncology drug candidates and depreciation of remaining capital assets used in the manufacturing of our proprietary implant. All capital assets used in the manufacturing of our propriety implant were fully depreciated at December 31, 2009.

The decrease in research and development expenses for the year ended December 31, 2011, as compared to the same period of 2010, reflects monies received under a government grant program in July of 2011.  Specifically, the Company received $39 thousand in grants proceeds awarded by the US Department of Health and Human Services under the Qualifying Therapeutic Discovery Project Program.  The application for the grant was filed by the Company in 2010 based on estimated research and development expenses and subsequently amended in 2011 to reflect actual 2010 research and development expenses incurred.  Due to the contingent nature of the award, no recognition of the potential award was made until actual receipt of the proceeds.

Legal expense fees for the year ended December 31, 2011, as compared to the same period of 2010, decreased $6 thousand as very limited work was completed on our patent positions in the earlier part of 2011.

General and Administrative Expenses

	Year Ended
	December 31,
	2011	2010	$ Change	% Change
	(Dollars in thousands)

General and administrative expenses	$1,889	$1,859	$30	1.6%
Percent of total operating expenses	98.3%	96.0%

The increase in general and administrative expenses for the year ended December 31, 2011, as compared to the same period for 2010, is related to a increase in consulting and advisory fees of $49 thousand, an increase in Directors’ and Officers’ (“D&O”) liability insurance of $75 thousand, an increase in Board of Directors fees of $112 thousand and an increase in expense associated with investor relations activities of $33 thousand.

The increase in consulting and advisory fees recognized reflects expenses associated with the recruitment of the new Board of Directors and executive officers; fees paid to a European advisor upon commencement of Company’s European capital market initiatives in 2011; and fees paid to advisory groups engaged to assist the Company with identification of financing alternatives and overall domestic market exposure. These fees recognized in 2011 were offset by a reduction in fees recognized under the Company’s agreements with Southridge and Canterbury and a reduction in payments to miscellaneous consultants..

Effective June 24, 2011, two of the executive officers of the Company resigned and five of the existing Board members resigned, six new members were appointed to the Board of Directors and one of the new Board members was appointed as Interim Chief Executive Officer. Expenses totaling $119 were recognized by the Company for professional recruitment and legal services rendered to effect the transition.

On February 8, 2011, the Company’s stock was approved for listing on the Frankfurt Exchange under the symbol “8CX.”  In anticipation of the listing, the Company engaged a European advisor, Continental Advisors, to complement its European capital markets initiatives as well as explore further business development or European strategic partnerships.  Fees paid to Continental Advisors in 2011 totaled $202 thousand.  Along with the advisory services rendered, the fees also reflect work contracted by Continental Advisors on the Company’s behalf for preparation and submission of the foreign exchange application, public relations activities, analyst research, and escrow agent and stock placement fees.

During 2011 the Company engaged two advisory groups to assist in the identification of financing alternatives and to increase the Company’s domestic market exposure.  Fees paid to the advisory groups totaled $84 thousand; in lieu of cash payments, the company issued restricted stock to cover a significant portion of the billings.  Specifically, during 2011, the company issued a total of 190 thousand shares of common stock to the identified groups with an estimated fair value of $84 thousand.

During the year ended December 31, 2011, total expenses recognized under the under agreements executed between the Company and Southridge and Canterbury totaled $58 thousand compared to $415 thousand for the corresponding period of 2010.  Pursuant to the executed agreements, Southridge and Canterbury were to assist Curaxis in negotiating settlements with its creditors to eliminate or substantially reduce and defer its trade date and assist Curaxis in merging with a publicly traded corporation to establish a public trading market for its stock.  Compensation for the services rendered includes monthly fees plus warrants issued for the purchase of the Company’s stock at agreed upon terms upon consummation of the proposed merger transaction.  The agreement with Canterbury expired during the first quarter of 2011 and the agreement with Southridge was terminated in May 2011.  In addition, the expense reported for 2010 includes warrant compensation recognized under the Southridge agreement and totaling $181 thousand.  No warrant compensation was recognized in 2011 under the agreement.

The premium expense for D&O liability insurance totaled $126 thousand for the year ended December 31, 2011 compared to $51 thousand for the year ended December 31, 2010.  Board of Directors fees for the year ended December 31, 2011 totaled $136 thousand compared to $24 thousand for the year ended December 31, 2010. The Company did not recognize expenses for D&O insurance premiums and Board of Directors fees prior to the merger transaction effective July 29, 2010.

During 2011, the Company filed its first Annual Report and Proxy statement and completed its first annual Shareholders meeting; completed the initial conversion of its corporate financial filings to the XRBL platform as required by the SEC and experienced increased stock issuance activity related to warrant exercises and puts under the Equity Credit Agreement.   These activities resulted in an overall increase in expenses associated with investor relations of $33 thousand.

The increases noted above were offset by a decrease in payroll and related benefit expense of $73 thousand; a decrease in website development and public relations fees of $84 thousand; a decrease in occupancy expense of $60 thousand; and a decrease in accounting and auditing fees of $19 thousand.

Payroll and related benefit expense for the year ended December 31, 2011, totaled $763 thousand compared to $836 thousand for the corresponding period of 2010.  No compensation was paid or accrued for any employees for the two month period ended December 31, 2010 which reduced the 2010 expense from a projected $946 thousand expense to the reported $836 thousand.  Effective June 24, 2011, two of the executive officers of the Company resigned and five of the existing Board members resigned, six new members were appointed to the Board of Directors and one of the new Board members was appointed as Interim Chief Executive Officer.  The decrease in headcount resulted in a decrease of $101 thousand in the 2011 expense recorded as compared to the projected 2010 expense.  The reduced expense for 2011 also reflects a reduction is stock based compensation of $58 thousand, a reduction in bonus expense of $15 thousand and a reduction in health insurance and other benefits expense of $9 thousand.

During the year ended December 31, 2011, expenses recognized for website development and maintenance and public relations fees totaled $14 thousand compared to $98 thousand for the corresponding period of 2010.  Significant work was completed during 2010 with respect to the Company’s website in preparation of the merger transaction; expenses recognized during 2010 for development and maintenance of the website totaled $41 thousand compared to $8 thousand recognized for the corresponding period of 2011.  In addition, fees paid for the promotion of the listing of the Company’s stock and public communication of the merger transaction during the 2010 totaled $57 thousand compared to fees totaling $6 thousand paid for similar services in 2011.

For the year ended December 31, 2011, occupancy expense totaled $27 thousand compared to $91 thousand for the corresponding period of 2010, a decrease of $63 thousand.  The 2010 expense includes monthly rent recognized under the lease for the corporate office location vacated in 2008.  The original lease term expired in April of 2011.  Further, the 2010 expense includes rent of the corporate office locations in Atlanta and Durham.  The master lease for these managed office spaces expired in February of 2011.

Accounting and auditing fees totaled $54 thousand for the year ended December 31, 2011 compared to $76 thousand for the comparable period of 2010; a decrease of $22 thousand.  The 2010 expense reflects billings of $28 thousand related to work completed in conjunction with the merger transaction.  These fees were offset by additional fees in 2011 for services rendered in conjunction with the Company’s quarterly filings with the SEC.

Gain on Debt Restructuring

	Year Ended
	December 31,
	2011	2010	$ Change	% Change
	(Dollars in thousands)
Gain on debt restructuring	$-	$204	$(204)	(100.0	) %

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

Gain on Reduction of Liabilities

	Year Ended
	December 31,
	2011	2009	$ Change	% Change
	(Dollars in thousands)
Gain on reduction of liabilities	$2,233	$-	$2,233	100.0%

The Company recorded a gain from the reduction in liabilities of $2.2 million in 2011.  The obligations principally relate to goods acquired or services rendered while the Company was actively engaged in the terminated Phase III clinical trial.  The balances reported include accounts payable represented by vendor invoices submitted to the company for payment, retained billings and accruals for services rendered by vendors but not billed to date.  Very little, if any, collection activity has occurred.  In the opinion of Company’s counsel as a result of the passage of time these liabilities cannot be legally enforced against the Company.

Interest expense, Net

	Year Ended
	December 31,
	2011	2010	$ Change	% Change
	(Dollars in thousands)
Interest expense, net	$263	$175	$88	50.3%

Interest expense, net for the year ended December 31, 2011 and 2010 mainly includes interest accrued on Curaxis’ outstanding promissory notes payable to certain vendors and clinical sites.  The majority of the notes outstanding were issued during 2007 and 2008 to satisfy, in part, liabilities generated for services performed in conjunction with the terminated Phase III clinical trial.

The increase in expense for the year ended December 31, 2011, as compared to the respective period of 2010, can be can be attributed to interest expense accrued on delayed payments on the restructured debt totaling $84 thousand and interest accrued on the promissory note executed in conjunction with the merger transaction totaling $4 thousand.

Interest from derivative liability

	Year Ended
	December 31,
	2011	2010	$ Change	% Change
	(Dollars in thousands)
Interest from derivative liability	$-	$2,586	$(2,586)	(100.0%)

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

Change in fair value of derivative liability

	Year Ended
	December 31,
	2011	2010	$ Change	% Change
	(Dollars in thousands)
Change in fair value of derivative liability	$1,286	$2,250	$(964)	(42.9%)

During the year ended December 31, 2010, the Company issued Series A and Series B Convertible preferred stock.  Because the Series A and Series B stock provide for a potential cash settlement in certain circumstances, the preferred stock has been classified as a derivative liability at December 31, 2011 and 2010.  The liability has been recorded at fair value based on potential shares of common stock issuable upon conversion multiplied by the current quoted market price of the company’s common stock and is subject to re measurement.

The change in fair value recognized for the year ended December 31, 2011, reflects the decrease in the quoted market price of the Company’s stock from January 1, 2011 through December 31, 2011, coupled with the capitalization of unpaid dividends at December 15, 2011.  The quoted market prices of the Company’s stock at January 1, 2011 and December 31, 2011, were $0.55 and $0.04 per share, respectively.  Dividends capitalized at December 15, 2011, totaled $52 thousand representing an increase in the number of shares subject to conversion of 120,800.

The change in fair value recognized for the year ended December 31, 2010 reflects the decrease in the quoted market price of the Company’s stock from the date of the initial issuance of the stock through December 31, 2010.  The quoted market price of the Company’s stock at the date of issuance for the Series A and Series B convertible preferred stock was $ 1.60 and $1.30 per share, respectively.  The quoted market price of the Company’s stock at the December 31, 2010 was $0.55 per share.

Net Income (Loss)

	Year Ended
	December 31,
	2011	2010	$ Change	% Change
	(Dollars in thousands)
Net income (loss)	$1,334	$(2,244)	$3,578	159.5%

Net income for the year ended December 31, 2011, was $1.3 million, including a $2.2 million gain relating to the reduction of liabilities, compared to a net loss of $2.2 million, including a $0.2 million gain relating to the restructuring of trade debt, for the same period in 2010. The increase in net income reported is primarily due to the gain recognized on the reduction of liabilities and the elimination of interest recognized on the convertible preferred stock September of 2010 offset by a reduction in the fair value adjustment recognized on preferred stock.

Liquidity and Capital Resources

Curaxis has been a developmental stage pharmaceutical company, has had no FDA approved products and has generated no commercial revenue.  Since inception, Curaxis has incurred losses from operations and has reported negative cash flows.

As of December 31, 2011, Curaxis had an accumulated deficit of $88.5 million and cash and cash equivalents of $22 thousand.  The cash position of Curaxis continues to be insufficient to satisfy its obligations with many vendors.  Curaxis will continue to incur operating losses and will not recognize revenues until it is successful in developing and commercializing its lead product candidate, VP4986, for the treatment of Alzheimer’s disease. We expect our minimum cash needs to fund our operating expenses and capital expenditures, excluding direct costs of a potential Phase IIb or registration trial, for the twelve-month period ending December 31, 2012 to be approximately $2.2 million.

Historically, Curaxis had relied on private placements of its common stock and the issuance of preferred stock to fund operations.In 2009, Curaxis entered into a series of agreements with Southridge and Canterbury, in order to restructure its balance sheet and establish a trading market for its common stock.  Under the terms of those agreements, Southridge and Canterbury have assisted Curaxis in negotiating settlements with its creditors to eliminate or substantially reduce and defer its trade debt.  To date, Curaxis had realized reductions in excess of $6 million in liabilities as the result of the combined efforts.  In addition, Southridge assisted Curaxis in securing a $25 million equity facility under which Curaxis can periodically, over a period of three years, sell up to $25 million of its common stock to a third party or affiliate of Southridge.  The registration statement which registered 13,000,000 shares of the Company’s common stock to be issued under the terms of the Equity Credit Agreement became effective January 26, 2011.  The proceeds of the equity facility will be used to fund the next step in Curaxis’ clinical development plan, a Phase IIb study in approximately 200-250 women.  To date, cash proceeds received for draws under the equity line have totaled $526 thousand which have been used to meet current operating needs.  Common stock issued as a result of such draws total 5.6 million shares.  Because our ability to draw down amounts under the Equity Credit Agreement is subject to a number of conditions, and due to the fact that the number of remaining registered shares approximates 7.4 million, there is no guarantee that we will be able to draw down any significant portion of the remaining $25 million commitment available to us under the Equity Credit Agreement.

On June 27, 2011, the Company announced changes to its Board of Directors (the “Board”) and its executive management team to better position the Company for its next phase of growth and development.  The new Board has a wealth of experience and comprehensive knowledge of life sciences, operations and strategic management in the area of pharmaceuticals.  In addition, the newly appointed Board members have significant experience in the necessary industry arenas to execute the Company’s business plan on an accelerated basis. The Board  and the executive management team is focused on attracting bridge financing for ongoing operational support and has  a strategy in place to identify and attract a strategic partner  to absorb a portion of the clinical trial cost and processes to advance the Company’s lead drug candidate into a Phase IIb or registration clinical trial.  Currently, the Company is doing its best to secure such financing.

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

ITEM 9A.  CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Principle Accounting Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of December 31, 2011. Disclosure controls and procedures are those controls and procedures designed to provide reasonable assurance that the information required to be disclosed in our Exchange Act filings is (1) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms, and (2) accumulated and communicated to management, including our Chief Executive Officer and Principle Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure.

Based on that evaluation, the Chief Executive Officer and Principle Accounting Officer concluded that, as of December 31 2011, the Company had a material weakness with respect to its disclosure controls and procedures because it did not have a sufficient number of personnel with an appropriate level of knowledge and experience of generally accepted accounting principles in the United States of America (U.S. GAAP) that are commensurate with the Company’s financial reporting requirements.  As a result of the material weakness, the Chief Executive Officer and Principle Accounting Officer concluded that as of December 31, 2011, the Company’s disclosure controls and procedures were ineffective.

(b) Management’s Annual Report on Internal Control over Financial Reporting

Management, including our Chief Executive Officer and Principle Accounting Officer,, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a – 15(f).  Management conducted an assessment as of December 31, 2011 of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31 2011, the Company had a material weakness with respect to its internal controls over financial reporting because it did not have a sufficient number of personnel to provide for adequate segregation of duties and independent review and approval of specific transactions. In addition, the Company lacked a sufficient number of personnel with an appropriate level of knowledge and experience of generally accepted accounting principles in the United States of America (U.S. GAAP).

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

Not applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICES AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following table and text sets forth the names and ages of all our directors and executive officers and our key management personnel as of March 28, 2012.  All of our directors serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. Executive officers serve at the discretion of the Board of Directors, and are elected or appointed to serve until the next Board of Directors meeting following the annual meeting of stockholders.  Also provided is a brief description of the business experience of each director and executive officer and the key management personnel during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws.

Name	Age	Title

Timothy R. Wright	54	Chairman of the Board and Interim Chief Executive Officer

Judith S. T. Geaslen	50	Vice President of Finance (Principle Accounting Officer)

Michel W. George	63	Independent Director

K. Ivan F. Gothner	53	Independent Director

Stephen J. Leary	63	Independent Director

Michael R. Miller	61	Independent Director

Terence S. Novak	55	Independent Director

Bert A. Spilker	69	Independent Director

Timothy R. Wright was appointed to the Board of Directors effective June 24, 2011, and was named Interim Chief Executive Officer effective June 27, 2011.  Mr. Wright served as President of Pharmaceuticals and Medical Imaging for Covidien, a large global healthcare company specializing in the manufacture of medical devices and supplies, diagnostic imaging agents and pharmaceuticals, from 2007 to 2010.  Mr. Wright also served as President of Global Operations for Elan Biopharmaceuticals, a neuroscience-based biotechnology company which includes research, development and commercial activities for neurodegenerative diseases such as Alzheimer’s disease and Parkinson’s disease and autoimmune diseases, from 2000 to 2004.  Additionally, Mr. Wright served as Senior Vice President of Strategy and Corporate and Development for DuPont Merck Pharmaceuticals Company, a DuPont Merck joint venture focused on the research, development and delivery of pharmaceuticals to treat unmet medical needs, from 1984 to 1999.  Currently, Mr. Wright serves on the board of directors of Agenus, a late stage immunology based biotechnology company developing novel technologies to treat cancer and infectious diseases.  He has held this directorship since 2006.  Mr. Wright has served on several boards in the past, including AAI Pharma, from 2004 through 2006, CeNes from 2002 through 2004, Shanghai Harvestor from 2002 through 2004 and Dupont Sankyo from 1998 through 1999.  Mr. Wright received his Bachelor of Science from The Ohio State University in 1981.

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

Michael W.  George was appointed to the Board of Directors effective June 24, 2011.  Mr. George is currently the Chief Executive Officer of Michael George & Associates, a consulting firm specializing in assisting pharmaceutical and diagnostic firms with developing infrastructure, a position he has held since 2006.  Mr. George served as the Executive Vice President of aaiPharma Inc., a pharmaceutical company and clinical research organization, from 2004 to 2006.  From 1998 to 2001, Mr. George served as Chief Executive Officer of Urocor, Inc., a publicly traded company specializing in diagnostic services for Urologists (detecting prostate and bladder cancers).  From 1989 to 1998, Mr. George held several positions at DuPont Merck Pharmaceutical Company, a DuPont Merck joint venture focused on the research, development and delivery of pharmaceuticals to treat unmet medical needs, including President North America, President International and finally Corporate Executive Vice President.  Mr. George served on the Board of Directors of Avanir Pharmaceuticals, a publically traded product development company that has successfully received FDA approval for two commercial products, from 1998 to 2004 and served as the Chair of the board designated Governance Committee for two years. In addition, Mr. George served on the Board of Directors for FeRx, a privately held product development company, from 2002 to 2004. Mr. George received his Bachelor of Science in Business Administration from Central Missouri State University in 1970 and his M.B.A. from New Hampshire College in 1984.

K. Ivan F. Gothner was appointed to the Board of Directors effective June 24, 2011.  Mr. Gothner is currently the Managing Director and Founder of Adirondack Partners, LLC, a private merchant banking firm which focuses on serving small and mid-sized growth companies, a position he has held since 1992.  Mr. Gothner currently serves on the Board of Directors of AgFeed Industries, Inc., an international agribusiness with operations in the U.S. and China, a position he has held since 2009.  Recently, Mr. Gothner was appointed Chairman and Interim CEO of AgFeed Industries, Inc.  Mr. Gothner served on the Board of Directors of Covenant Group of China, Inc., US based holding company that focuses on making majority investments in high growth companies based in and operating in the People's Republic of China from 2000 to 2011. Mr. Gothner has also served on the Board of Directors of ArtID, LLC, a private company providing online exhibition space to artists. Mr. Gothner also served as a director for Global Matrechs, Inc. from 2006 through 2008.  Additionally, Mr. Gothner served as Senior Vice President for Barclays Bank, where he was responsible for establishing an investment banking unit to serve small and mid-sized companies, from 1990 to 1992.  From 1986 through 1990, Mr. Gothner was with Kleinwort Benson Limited where he was the general manager for a specialized fund that invested in small and mid-sized companies.  Mr. Gothner received a Bachelor's of Art from Columbia College in 1980, and an MIA from Columbia University's School of International Affairs in 1982.

Stephen J. Leary was appointed to the Board of Directors effective June 24, 2011. Mr. Leary currently serves as Principal of Professional Management Healthcare Consultants, Inc., a practice management and financial consulting firm providing services to medical, dental and veterinary practices located throughout the Carolinas and Virginia, a position he has held since 1979.  Mr. Leary is the President Elect and Chairman of the Executive Board of the National Society of Certified Health Care Business Consultants (“NSCHCBC”), a national organization dedicated to serving the needs of consultants who provide ethical, confidential and professional advice to the healthcare industry.  Mr. Leary has served as a member of the Board of Directors of NSCHCBC since 2007.  Additionally, Mr. Leary was a member of the Board of Directors for the National Association of Health Care Consultants, an association of consultants specializing in the business of medical, dental and other health care practices from 2000 to 2007. Mr. Leary received his Bachelor of Science in Business Administration from Saint Leo University, Tampa, Florida in 1971.  Mr. Leary has been a shareholder, individually and as a member and Co-Founder of a large investment group, in the Company since 2004.

Michael R. Miller was appointed to the Board of Directors effective June 24, 2011. Mr. Miller has been a member of the Board of Directors of Christiana Care Health System, one of the largest health care providers in the mid Atlantic region since 2008 and is also the Chair of the Audit Committee, a position he has held since 2009.  Mr. Miller is also currently a part time Chief Financial Officer of the Delaware Art Museum, a position he has held since 2007.  Mr. Miller was Chief Financial Officer and Senior Vice President for DuPont Merck Pharmaceutical Company, a DuPont Merck joint venture focused on the research, development and delivery of pharmaceuticals to treat unmet medical needs from 1995 until his retirement in 1999.  Mr. Miller served as Controller at DuPont Merck, from 1991 to 1995.  Prior to joining DuPont Merck, Mr. Miller was employed by E.I. DuPont de Nemours, where, over the course of his tenure, he held numerous finance staff and management positions, including, financial manager for operations in Latin America and a five year assignment in Europe handling merger and acquisition activities. Mr. Miller received his Bachelor of Science degree from Indiana University in 1973.

Terence Novak was appointed to the Board of Directors effective June 24, 2011. Mr. Novak is currently President of Norwich Pharmaceuticals, a comprehensive global provider of contract development and manufacturing services, a position he has held since January 2011.  Mr. Novak also currently serves on the Board of Directors of Frontline Pharmaceuticals, a start-up specialty pharmaceutical company, a position he has held since January 2010.  Mr. Novak has sat on the Editorial Advisory Board of Contract Pharma magazine, which provides a mix of industry news, technical features and association event coverage with respect to the pharmaceutical industry, since 2005 through the present. Mr. Novak served as President of North America and Chief Commercial Officer at Patheon, Inc., a leading global provider of contract dosage form development and manufacturing services to the pharmaceutical and biotechnology industries, from 2008 to 2010. Mr. Novak also served as Director of Patheon Puerto Rico from 2008 to 2009.  Additionally, Mr. Novak served as President of DSM Pharmaceuticals, Inc., the contract manufacturing business arm of Netherlands-based Royal DSM, from 2007 to 2008.  Mr. Novak has over 30 years of experience in the pharmaceutical and biotech industries, including 20 years in business development, sales, marketing and manufacturing operations.  Mr. Novak received a Bachelor of Science degree in Biology from Muhlenberg College in 1978.

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

Board of Directors

Members of our board of directors are elected for one-year terms serving until the next annual stockholders’ meeting or until their death, resignation, retirement, removal, disqualification, or until a successor has been elected and qualified.  All officers are appointed annually by our board of directors and serve at the pleasure of our board of directors. Currently, our directors are entitled to receive compensation of $6,000 per fiscal quarter for their service on our board of directors and $2,000 per fiscal quarter for their service as a Chairman of one of the standing committees of the Board.

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

As of March 28, 2012, the Curaxis board of directors determined that the following directors are independent under these standards: (i) Mr. Michael George, (ii) Mr. K. Ivan F. Gothner (iii) Stephen Leary, (iv) Mr. Michael Miller (v) Mr. Terrance Novak and (vi) Dr. Bert Spilker.

Board Meetings and Annual Meeting Attendance

The Board of Directors met 14 times during the year ended December 31, 2011.  During their tenure, all board members attended more than 75% of the scheduled meetings.

The 2010 Annual Meeting of the Company’s shareholders was held on Tuesday, November 8, 2011 in Raleigh, North Carolina.  Although not required, all members were in attendance with the exception of Mr. Michael Miller and Dr. Bert Spilker.

Committees of the Board of Directors

Audit Committee

The members of the Audit Committee are K. Ivan F. Gothner, Stephen J. Leary and Michael R. Miller, who serves as chairperson. The Audit Committee has a written charter, which is available at our website at www.curaxispharma.com. The Audit Committee charter requires that the Audit Committee consist of three or more members of the board of directors, each of whom are independent as defined by the corporate governance listing standards of the NYSE Amex.  The board of directors has determined that each of the members of the Audit Committee is independent, as defined by Rule 10A-3 of the Securities Exchange Act of the 1934 (the “Exchange Act”), and the corporate governance listing standards. The board of directors also has determined that Mr. Michael Miller is an “audit committee financial expert” as defined in Item 401(h) of Regulation S-K.

The primary functions of the audit committee are to oversee: (i) the audit of our consolidated financial statements provided to the SEC and our stockholders; (ii) our internal financial and accounting processes; and (iii) the independent audit process. Additionally, the audit committee has responsibilities and authority necessary to comply with Rule 10A-3(b) (2), (3), (4), and (5) of the Exchange Act, concerning the responsibilities relating to: (a) registered public accounting, (b) complaints relating to accounting, internal accounting controls or auditing matters, (c) authority to engage advisors and (d) funding. These and other aspects of the audit committee’s authority are more particularly described in the audit committee charter.

The Audit Committee has oversight responsibility for quality and integrity of our consolidated financial statements. The committee meets privately with members of our independent registered public accounting firm, has the sole authority to retain and dismiss the independent registered public accounting firm and reviews their performance and independence from management. The independent registered public accounting firm has unrestricted access and reports directly to the committee. The Audit Committee has met four (4) times since it was established in June of 2011.

The Audit Committee is responsible for review and approval of audit and non-audit services to be provided to us by our independent registered public accounting firm, RRBB, LLP.  The Audit Committee has approved all audit services to be provided by RRBB through December 31, 2011.

Compensation Committee

The members of the Compensation Committee are Michael W. George, as chairperson, Michael R. Miller and Terrance Novak. All members of the Compensation Committee are independent within the corporate governance listing standards of the NYSE Amex. The Compensation Committee has a written charter, which is available at our website at www.curaxispharma.com.

The functions performed by the Compensation Committee include reviewing and approving all compensation arrangements for our executive officers and administering our equity incentive plans. The Compensation Committee has met two (2) times since its establishment in July 2011.  At the first meeting, the committee approved recommendations for compensation plans effective July 1, 2011 for the current officers and directors.

Nominating and Governance Committee

The members of the Nominating and Governance Committee are Michael W. George and Stephen J. Leary, who serves as chairperson. All members of the Nominating and Governance Committee are independent within the corporate governance listing standards of the NYSE Amex. The Nominating and Governance Committee has a written charter, which is available at our website at www.curaxispharma.com. Subsequent to its establishment in August 2011, the Nominating and Governance Committee met one (1) time.

The functions of the Nominating and Governance Committee include determining and recommending to the board of directors the slate of director nominees for election to the board of directors at each annual stockholders’ meeting and identifying and recommending director candidates to fill vacancies occurring between annual stockholders’ meetings. In addition, the Nominating and Governance Committee reviews, evaluates and recommends changes to our corporate governance guidelines and policies, and monitors our compliance with these corporate governance guidelines and policies.

Research and Development Committee

The Research and Development Committee was established in August 2011.  The Committee is chaired by Dr. Bert Spilker who is independent within the corporate governance listing standards of the NYSE Amex. The research and development committee has a written charter, which is available at our website at www.curaxispharma.com.

The purpose of the Research and Development Committee is to provide advice, clarity, understanding and guidance to the Board of Directors on scientific and medical matters involving the Company’s discovery and development programs and projects, relationships with academic and other external research and development organizations, intellectual property issues and acquisitions of new technology or products.

Board’s Role in Risk Oversight

Our Board, through its four standing committees, has an advisory role in risk oversight for the Company.  The Company’s management maintains primary responsibility for the risk management of the Company.  The current trends of increased regulation, litigation and political and economic volatility make it extremely difficult to predict the type and magnitude of risks the Company faces.  The Board relies on the representations of management, the external audit of our financial and operating results, the Company’s systems of internal controls and the historically conservative practices of the Company to provide comfort on the Company’s ability to manage its risks.

Code of Ethics

Effective August 11, 2011, the Board adopted a Code of Business Conduct and Ethics (the “Code”) that applies to all of our employees, officers and directors.  The Code is available at our website at www.curaxispharma.com.

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

ITEM 11.  EXECUTIVE COMPENSATION.

Summary Compensation Table

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers by us during the years ended December 31, 2011 and 2010.

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)		Total ($)
(a)	(b)	(c)		(d)	(e)	(f)		(g)	(h)		(i)
Timothy R. Wright,	2011	$140,000	(4)	None	None	$37,765	(6)	None	None		$177,765
Interim Chief Executive Officer and Chairman (1)	2010	None		None	None	None		None	None		None

Judith S. T. Geaslen	2011	$153,600	(5)	None	None	$16,955	(6)	None	None		$170,555
Vice President, Finance	2010	$113,833		None	None	$34,240	(7)	None	$5,700	(8)	$153,773

Patrick S. Smith,	2011	$143,500	(2)	None	None	$1,277	(6)	None	None		$144,777
Former President, Former Chief Executive Officer	2010	$224,708		None	None	$32,490	(7)	None	$24,934	(9)	$282,132
and Former Chairman of the Board (2)

David J. Corcoran,	2011	$119,500	(3)	None	None	$958	(6)	None	None		$120,458
Former Executive Vice President, Former Chief	2010	$185,083		None	None	$24,369	(7)	None	$7,125	(10)	$216,577
Financial Officer and Former Director (3)

(1)	Mr. Wright was elected to the Board and appointed Interim Chief Executive Officer effective June 27, 2011.

(2)
Mr. Smith resigned from his position effective June 24, 2011; at the date of resignation, accrued and unpaid compensation totaled $48,183.  The earned compensation is to be paid to the former officer in quarterly installments commencing September 15, 2011.  No payments have been made to date.  In addition, the Company extended the contractual life of all outstanding vested stock options held by the respective officer at the date of resignation.

(3)
Mr. Corcoran resigned from his position effective June 24, 2011; at the date of resignation, accrued and unpaid compensation totaled $72,583.  The earned compensation is to be paid to the former officer in quarterly installments commencing September 15, 2011.  No payments have been made to date.  In addition, the Company extended the contractual life of all outstanding vested stock options held by the respective officer at the date of resignation.

(4)	Includes $140,000 in accrued and unpaid wages at December 31, 2011.

(5)	Includes $76,651 in accrued and unpaid wages at December 31, 2011.

(6)
Represents the aggregate expense under ASC 718 recognized by Curaxis for 2011 as a result of option awards held by the applicable executive officer, disregarding estimated forfeitures. Assumptions made in the valuation were consistent with those applied in years 2010. For a description of these assumptions, see Notes 2 and 11 to the financial statements for the year ended December 31, 2011.

(7)
Represents the aggregate expense under ASC 718 recognized by Curaxis for 2010 as a result of option awards held by the applicable executive officer, disregarding estimated forfeitures. For a description of these assumptions made in the evaluation, see Notes 2 and 11 to the financial statements for the year ended December 31, 2011.

(8)	Represents car allowance of $5,700.

(9)	Represents car allowance of $9,500 plus payment for certain travel expenses incurred not directly associated with the Company.

(10)	Represents car allowance of $7,125.

Explanatory Information Relating to 2011 Summary Compensation Table

Please note the following points in connection with the information in the 2011 Summary Compensation Table:

●
The Compensation Committee of the Board of Directors is charged with reviewing and approving all compensation arrangements for our executive officers and administering our equity incentive plans. The Compensation Committee approved recommendations for compensation plans effective July 1, 2011 for the current officers and directors. In developing the approved recommendations, the Committee reviewed individual performance, as appropriate, professional attributes and proven capabilities and competitive considerations. The Committee also identified performance goals for the officers with respect to funding objectives and clinical initiatives. Measurement of the performance goals will be considered in developing prospective compensation recommendations.

OUTSTANDING EQUITY AWARDS AT 2011 FISCAL YEAR-END

	Option Awards				Stock Awards
								Equity
								Incentive
							Equity	Plan
							Incentive	Awards:
							Plan	Market
							Awards:	or Payout
							Number	Value of
					Number	Market	of Unearned	Unearned
	Number of	Number of			of	Value of	Shares,	Shares,
	Securities	Securities			Shares or	Shares or	Units or	Units or
	Underlying	Underlying			Units of	Units of	Other	Other
	Unexercised	Unexercised	Option		Stock That	Stock That	Rights	Rights That
	Options	Options	Exercise	Option	Have Not	Have Not	That Have	Have
	(#)	(#)	Price	Expiration	Vested	Vested	Not Vested	Not Vested
Name	Exercisable	Unexercisable	($)	Date	(#)	($)	(#)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Timothy R. Wright (1)	150,000	150,000	$0.20	08/11/21	—	—	—	—
Judith S. T. Geaslen(2)	3,500	—	$4.00	12/01/14	—	—	—	—
Judith S. T. Geaslen(3)	5 ,000	—	$8.00	01/17/15	—	—	—	—
Judith S. T. Geaslen(4)	1,000	—	$10.00	05/04/15	—	—	—	—
Judith S. T. Geaslen(5)	25,000	—	$6.00	05/18/16	—	—	—	—
Judith S. T. Geaslen(6)	30,000	—	$1.51	02/05/17	—	—	—	—
Judith S. T. Geaslen(7)	100,000	—	$0.20	02/19/19	—	—	—	—
Judith S. T. Geaslen(8)	20,000	30,000	$0.20	01/18/20	—	—	—	—
Judith S. T. Geaslen (1)	25,000	25,000	$0.20	08/11/21	—	—	—	—
Patrick S. Smith(9)	240,000	—	$0.83	06/20/12	—	—	—	—
Patrick S. Smith(10)	80,000	—	$2.00	09/15/13	—	—	—	—
Patrick S. Smith(11)	40 ,000	—	$8.00	01/17/15	—	—	—	—
Patrick S. Smith(12)	96,000	—	$1.51	02/05/17	—	—	—	—
David J. Corcoran(9)	180,000	—	$0.83	06/20/12	—	—	—	—
David J. Corcoran(10)	60,000	—	$2.00	09/15/13	—	—	—	—
David J. Corcoran(11)	30 ,000	—	$8.00	01/17/15	—	—	—	—
David J. Corcoran(12)	72,000	—	$1.51	02/05/17

(1)	These stock options vested as to 50% of the shares on the grant date of August 11, 2011 and 50% vest on August 11, 2012 based on continued employment through August 11, 2012.

(2)
These stock options granted to Ms. Geaslen upon employment vested as to 20% of the shares on December 1, 2005 and 20% vested on each December 1st thereafter based on continued employment through December 1, 2009.

(3)	These stock options vested as to 20% of the shares on January 17, 2006 and 20% vested on each January 17th thereafter based on continued employment through January 17, 2010.

(4)	These stock options vested as to 20% of the shares on May 4, 2006 and 20% vested on each May 4th thereafter based on continued employment through May 4, 2010.

(5)	These stock options vest as to 20% on May 18, 2007 and 20% vested on each May 18th thereafter based on continued employment through May 18, 2011.

(6)	These stock options vested as to 20% of the shares on January 1, 2008 and 20% vested on each January 1st thereafter based on continued employment through January 1, 2012.

(7)	These stock options vested as to 100% of the shares on the grant date of February 19, 2009.

(8)	These stock options vest as to 20% of the shares on January 18, 2011and 20% vest on each January 18th thereafter based on continued employment through January 18, 2015.

(9)
These stock options vested as to 20% of the shares on June 20, 2003 and 20% vested on each June 20th thereafter based on continued employment through June 20, 2007. Named officer resigned effective June 24, 2011; the Company extended the exercise period of the vested options to the original expiration date.

(10)
These stock options vested as to 20% of the shares on September 15, 2004 and 20% vested on each September 15th thereafter based on continued employment through September 15, 2008. Named officer resigned effective June 24, 2011; the Company extended the exercise period of the vested options to the original expiration date.

(11)
These stock options vested as to 20% of the shares on January 17, 2006 and 20% vested on each January 17th thereafter based on continued employment through January 17, 2010. Named officer resigned effective June 24, 2011; the Company extended the exercise period of the vested options to the original expiration date.

(12)
These stock options vested as to 20% of the shares on January 1, 2008 and 20% vested on each January 1st thereafter based on continued employment through January 1, 2012. Named officer resigned effective June 24, 2011. Upon resignation, the unvested options were cancelled.  The Company extended the exercise period of the vested options to the original expiration date.

DIRECTOR COMPENSATION

2011 SUMMARY COMPENSATION TABLE

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named directors by us during the years ended December 31, 2011.

Name and Principal Position	Fees earned or paid in cash ($)		Stock Awards ($)	Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
(a)	(c) (4)		(e)	(f)		(g)	(g)	(h)
Michael W. George, Director (1)	$16,000	(5)	None	$9,441	(9)	None	None	$25,441
K. Ivan F. Gothner, Director (1)	$12,000	(6)	None	$9,441	(9)	None	None	$21,441
Stephen J. Leary, Director (1)	$16,000	(5)	None	$9,441	(9)	None	None	$25,441
Michael R. Miller, Director (1)	$16,000	(7)	None	$9,441	(9)	None	None	$25,441
Terence S. Novak, Director (1)	$12,000	(6)	None	$9,441	(9)	None	None	$21,441
Bert A. Spilker, Director (2)	$28,000	(8)	None	$35,770	(9)	None	None	$63,770
Sheldon L. Goldberg, Director (3)	$12,000		None	$4,062	(9)	None	None	$16,062
William E. McConville, Director(3)	$12,000		None	$2,981	(9)	None	None	$14,981
Ronald V. Pompeo, Director(3)	$12,000		None	-0-	(9)	None	None	$12,000

(1)	Director elected to the Board of Directors effective June 27, 2011.

(2)	Dr. Spilker was elected to the Board effective August 2010.

(3)
Director resigned from his position effective June 24, 2011; at the date of resignation, accrued and unpaid directors’ fees totaled $18,000.  Fees are to be paid to the former director in quarterly installments commencing September 15, 2011.  No payments have been made to date.  In addition, the Company extended the contractual life of all outstanding vested stock options held by the respective director at the date of resignation.

(4)
Directors are entitled to receive compensation of $6,000 per fiscal quarter for their service on our board of directors and $2,000 per fiscal quarter for their service as a Chairman of one of the standing committees of the Board.

(5)	Includes $8,000 in fees accrued and unpaid at December 31, 2011.

(6)	Includes $6,000 in fees accrued and unpaid at December 31, 2011.

(7)	Includes $16,000 in fees accrued and unpaid at December 31, 2011.

(8)	Includes $28,000 in fees accrued and unpaid at December 31, 2011. In addition, fees totaling $6,000 were accrued for the year ended December 31, 2010 which remain unpaid at December 31, 2011.

(9)
Represents the aggregate expense under ASC 718 recognized by Curaxis for 2011 as a result of option awards held by the applicable director, disregarding estimated forfeitures. Assumptions made in the valuation were consistent with those applied in years 2010 and 2009. For a description of these assumptions, see Notes 2 and 11 to the financial statements for the year ended December 31, 2011.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

As of March 28, 2012 our authorized capitalization was 500,000,000 shares, consisting of 480,000,000 shares of common stock, $0.0001 par value per share and 20,000,000 shares of preferred stock, $0.0001 par value per share.  As of March 28, 2012, there were 83,554,940 shares of our common stock outstanding.  The following table sets forth, as of March 28, 2012, the number of shares of our common stock owned by (i) each person who is known by us to own of record or beneficially five percent (5%) or more of our outstanding shares, (ii) each of our directors, (iii) each of our executive officers and (iv) all of our directors and executive officers as a group.  Unless otherwise indicated, each of the persons listed below has sole voting and investment power with respect to the shares of our common stock beneficially owned.

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or dispositive power with respect to securities. Ordinary shares relating to options or warrants currently exercisable, or exercisable within 60 days of March 28, 2012 and convertible preferred stock are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person. Except as indicated by footnote, and subject to the community property laws where applicable, the persons or entities named in the tables have sole voting and dispositive power with respect to all shares shown as beneficially owned by them.  Except as otherwise noted in the tables below, the address of each person or entity listed in the table is c/o Curaxis Pharmaceutical Corporation, 1004 Chagford Way, Raleigh, NC 27614.

Name and Address	Amount and Nature of Beneficial Ownership of Ordinary Shares(1)		Percentage of Total
DIRECTORS AND EXECUTIVE OFFICERS
Timothy R. Wright	150,000	(2)	—%
Chairman of the Board and Interim Chief Executive Officer
Judith S. T. Geaslen,	454,300	(3)	—%
Vice President of Finance
Michael George	446,729	(4)	—%
Director
K. Ivan F. Gothner	258,171	(4)	—%
Director
Stephen Leary	926,099	(5)	1.0%
Director
Michael Miller	37,500	(4)	—%
Director
Terence Novak	258,171	(4)	—%
Director
Bert A. Spilker	60,500	(6)	—%
Director
All directors and executive officers as a group (8 persons)	2,591,470	(8)	2.90%

SHAREHOLDERS OWNING MORE THAN 5%
Richard L. Bowen	10,162,560		11.4%
Patrick S. Smith	5,351,000	(7)	6.0%
CP Acquisition Partners LP	4,508,827	(7)	5.1%

—	Less than 1%

(1)
Based on 88,909,614 outstanding shares assuming the exercise of 5,354,674 warrants issued and outstanding, but assuming no exercise of outstanding options. In addition, shares outstanding do not assume conversion of Series A, B and C preferred stock.

(2)	Includes 150,000 shares of common stock issuable upon exercise of stock options exercisable within 60 days of March 28, 2012.

(3)
Includes 209,500 shares of common stock issuable upon exercise of stock options exercisable within 60 days of March 28, 2012, and 4,000 shares of common stock held by Wachovia Securities as custodian fbo Judith S. T. Geaslen.  Also includes 200,000 shares held by Donald. P Geaslen and 10,000 shares of common stock held by Wachovia Securities as custodian fbo Donald P. Geaslen, spouse of Ms. Geaslen.

(4)	Includes 37,500 shares of common stock issuable upon exercise of stock options exercisable within 60 days of March 28, 2012.

(5)
Includes 37,500 shares of common stock issuable upon exercise of stock options exercisable within 60 days of March 28, 2012.  Also includes 6,090 shares of common stock held in the name of Patricia C. Leary, spouse of Mr. Leary and 265,000 shares of common stock held in Professional Mgmt of Raleigh Inc. PSP U/A DTD 07/01/85 FBO Stephen J. Leary of which Mr. Leary is the trustee.

(6)	Includes 57,500 shares of common stock issuable upon the exercise of stock options exercisable within 60 days of September 12, 2011.

(7)
Includes 456,000 shares of common stock issuable upon exercise of stock options exercisable within 60 days of September 12, 2011.  Also includes 4,345,000 shares of common stock owned by the Patrick S. Smith Charitable Remainder Trust, of which Mr. Smith is the trustee, and 300,000 shares of common stock held by RBC Dain Rauscher Inc., as custodian for Patrick S. Smith IRA.

(8)
Includes 4,508,827 shares of common stock held by CP Acquisition Partners and its affiliate, Southridge Partners II LP.  Reported amount does not include 4,410,316 warrants held by those affiliates. In addition, CP Acquisition Partners LP holds 500 shares of convertible Series A, 500 shares of convertible Series B, and 36 shares of convertible Series C preferred stock, which are convertible into a total of 2,653,409 shares of common stock, and a Promissory note, which is convertible into 567,225 shares of common stock. All warrants, preferred stock and the note are subject to certain conversion restrictions.

(9)	See note (1)-(6) above.

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Summary of Principal Accountant Fees for Professional Services Rendered

The following table presents the aggregate fees for professional audit services and other services rendered by Rosenberg Rich Baker Berman & Company, our independent registered public accountants in 2011 and 2010.

Fiscal Years Ended December 31,
	2011	2010

Audit and Audit Related Fees	$49,000 (1)	$50,000 (3)
Tax Fees	$-	$-
All Other Fees	$5,195 (2)	$26,220 (4)

(1)
For 2011, audit and audit related fees were for professional services rendered for the audit of the Company’s financial statements for the fiscal year and review of the Company’s quarterly financial statements included in its Form 10Q filings for the three quarters ended September 30, 2011.

(2)
For 2011, all other fees are for services rendered related to our Post-Effective Amendment to our Registration Statement filed on Form S-1; our Definitive Proxy Statement filed on Schedule 14A, our application for a dual listing of our stock on the Frankfurt Exchange; and tax advisory services related to the procedural filing requirements for federal and state taxes subsequent to the merger.

(3)
For 2010, audit and audit related fees were for professional services rendered for the audit of the Company’s financial statements for the fiscal year and review of the Company’s quarterly financial statements included in its Registration Statements and in its Form 10Q filing for the quarter ended September 30, 2010.

(4)	For 2010, all other fees are for services rendered related to our Registrations Statements filed on Form S-4 relating to the Merger Transaction and Form S-1 related to our Equity Credit Agreement.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit No.	Description

2.1	Agreement and Plan of Merger and Plan of Reorganization by and Among Auto Search Cars, Inc., Auto Search Cars Acquisition Corp., and Curaxis Pharmaceutical Corporation

3.1	Articles of Incorporation (incorporated by reference to the Company’s Registration Statement on Form S-1 (as filed with the SEC on May 15, 2008 (Registration No. 333-150937))

3.2
Certificate of Designation of Preferences, Rights and Limitations of the Curaxis Pharmaceutical Corporation Series A Convertible Preferred Stock, as filed with the Nevada Secretary of State on September 23, 2010 (as filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on September 29, 2010)

3.3
Certificate of Designation of Preferences, Rights and Limitations of the Curaxis Pharmaceutical Corporation Series B Convertible Preferred Stock, as filed with the Nevada Secretary of State on September 29, 2010 (as filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on October 1, 2010)

3.4
Certificate of Designation of Preferences, Rights and Limitations of the Curaxis Pharmaceutical Corporation Series C Convertible Preferred Stock, as filed with the Nevada Secretary of State on March 29, 2011 (as filed on Form 10-K with the SEC on March 30, 2011).

3.5	By-laws of the Company (incorporated by reference to the Company’s Registration Statement on Form S-1, filed with the SEC on May 15, 2008 (Registration No. 333-150937))

10.1
Feasibility, Development and Commercialization Agreement, dated July 22, 2002, by and between Voyager Pharmaceutical Corporation, a Delaware corporation, and Southern Biosystems, Inc., an Alabama corporation (Durect) (as filed on Form S-4/A with the SEC on June 21, 2010)

10.2
Amendment No.1 to Feasibility, Development and Commercialization Agreement, effective January 23, 2007, by and between Durect Corporation and Voyager Pharmaceutical Corporation (as filed on Form S-4/A with the SEC on June 21, 2010)

10.3	Supply Agreement, dated January 1, 2009, by and between Voyager, Inc. and Mallinckrodt Inc. (as filed on Form S-4/A with the SEC on June 21, 2010)

10.4	Consulting Agreement, dated June 12, 2009, by and between Voyager Pharmaceutical Corporation and Canterbury Investment Partners LLC (as filed on Form S-4/A with the SEC on June 21, 2010)

10.5	Transaction Management Agreement, dated May 28, 2009, by and between Voyager Pharmaceutical Corporation and Southridge Business Solutions Group LLC (as filed on Form S-4/A with SEC on June 21, 2010)

10.6
Amended and Restated Equity Credit Agreement by and between Curaxis Pharmaceutical Corp. and Southridge Partners II, LP, dated December 6, 2010 (as filed as Exhibit 10.8 on Form S-1 with the SEC on December 8, 2010)

10.7
Amended and Restated Registration Rights Agreement by and between Curaxis Pharmaceutical Corp. and Southridge Partners II, LP, dated December 6, 2010 (as filed as Exhibit 10.9 on Form S-1 with the SEC on December 8, 2010)

10.8
Series A Convertible Stock Purchase Agreement, by and between Curaxis Pharmaceutical Corporation and C P Acquisition Partners LP, dated September 30, 2010 (as filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on October 1, 2010)

10.9
Series B Convertible Stock Purchase Agreement, by and between Curaxis Pharmaceutical Corporation and C P Acquisition Partners LP, dated September 30, 2010 (as filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, as filed with the SEC on October 1, 2010)

10.10
Series C Convertible Stock Purchase Agreement, by and between Curaxis Pharmaceutical Corporation and C P Acquisition Partners LP, dated March 30, 2011 (as filed on Form 10-K with the SEC on March 30, 2011)

31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).*

31.2	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).*

32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

99.1	Curaxis Pharmaceutical Corporation 2011 Incentive Stock Plan

*Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CURAXIS PHARMACEUTICAL CORPORATION

Dated: March 29, 2012	By:	/s/ Timothy R. Wright
Timothy R. Wright
Chief Executive Officer (Principal Executive Officer)

Dated: March 29, 2012	By:	/s/ Judith S.T. Geaslen
Judith S.T. Geaslen
Vice President of Finance (Principal Financial Officer) (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Timothy R. Wright	Chairman of the Board and Interim Chief Executive Officer	March 29, 2012
Timothy R. Wright	(Principal Executive Officer)

/s/ Judith S. T. Geaslen	Vice President of Finance (Principal Financial Officer)	March 29, 2012
Judith S. T. Geaslen	(Principal Accounting Officer)

/s/ Michel W. George	Independent Director	March 29, 2012
Michel W. George

/s/ K. Ivan F. Gothner	Independent Director	March 29, 2012
K. Ivan F. Gothner

/s/ Stephen J. Leary	Independent Director	March 29, 2012
Stephen J. Leary

/s/ Michael R. Miller	Independent Director	March 29, 2012
Michael R. Miller

/s/ Terence S. Novak	Independent Director	March 29, 2012
Terence S. Novak

/s/ Bert A. Spilker	Independent Director	March 29, 2012
Bert A. Spilker

Curaxis Pharmaceutical Corporation
(A Development Stage Company)

Financial Statements

December 31, 2010 and 2011

Curaxis Pharmaceutical Corporation
(A Development Stage Corporation)

Index to Financial Statements

Report of Independent Registered Public Accounting Firm	F-1
Balance Sheets	F-2
Statements of Operations	F-3
Statements of Changes in Stockholders’ Equity (Deficit)	F-4 – F-5
Statements of Cash Flows	F-6 – F-7
Notes to Financial Statements	F-8 – F-25

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Curaxis Pharmaceutical Corporation
(A Development Stage Company):

We have audited the accompanying balance sheets of Curaxis Pharmaceutical Corporation (a Development Stage Company) as of December 31, 2010 and 2011, and the related statements of operations and cash flows for each of the two years in the period ended December 31, 2011 and the changes in stockholders' equity (deficit), for the period from January 1, 2006 to December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Curaxis Pharmaceutical Corporation for the period from inception to December 31, 2005.

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

In our opinion, based on our audits, the financial statements referred to above present fairly, in all material respects, the financial position of Curaxis Pharmaceutical Corporation as of December 31, 2010 and 2011, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2011, and the changes in stockholders' equity (deficit), for the period from January 1, 2006 to December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Rosenberg Rich Baker Berman & Company
Somerset, New Jersey
March 28, 2012

Curaxis Pharmaceutical Corporation
(A Development Stage Corporation)

Balance Sheets
(in thousands)

	December 31,
	2010	2011
Assets
Current assets:
Cash and cash equivalents	$2	$22
Prepaid assets	301	321
Security deposit	6	-
Total current assets	309	343
Property and equipment, net	2	1
Other assets	612	314
Total assets	923	658
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	2,793	1,746
Accrued expenses	1,231	1,068
Current portion of capital lease obligation	4	4
Notes payable	2,525	3,774
Total current liabilities	6,553	6,592
Derivative instrument	1,336	99
Deferred purchase credit	500	500
Deferred revenue	1,727	1,727
Long-term notes payable	1,250	-
Total liabilities	11,366	8,918
Commitments and contingencies	―	―
Stockholders’ equity (deficit):
Preferred Stock, $0.0001 par value; 20,000 authorized; 1 and 1 shares issued and outstanding at December 31, 2010 and 2011, respectively.	―	―
Common stock, $.0001 par value; 480,000 authorized; 72,216 and 80,120 shares issued and outstanding at December 31, 2010 and 2011, respectively	7	8
Additional paid-in capital	79,458	80,247
Subscription receivable	(104)	-
Deficit accumulated during the development stage	(89,804)	(88,515)
Total stockholders’ equity (deficit)	(10,443)	(8,260)
Total liabilities and stockholders’ equity (deficit)	$923	$658

The accompanying notes are an integral part of these financial statements.

Curaxis Pharmaceutical Corporation
(A Development Stage Corporation)

Statements of Operations
(in thousands, except per share amounts)

	For the Years Ended December 31,		Cumulative from Inception (February 27, 2001) to December 31,
	2010	2011	2011
			(unaudited)
Operating expenses
Research and development	$78	$33	$61,466
General and administrative	1,859	1,889	28,566
Marketing	-	-	5,557
Loss on investment in real estate	-	-	1,091
Loss on lease termination	-	-	374
Total operating (income) expenses	1,937	1,922	97,054

Operating (loss) income	(1,937)	(1,922)	(97,054)
Gain on debt restructuring	204	-	6,766
Gain on reduction of liabilities	-	2,233	2,233
Interest income (expense), net	(175)	(263)	(1,355)
Interest from derivative liability	(2,586)	-	(2,586)
Change in fair value of derivative liability	2,250	1,286	3,536

Net income (loss)	$(2,244)	$1,334	$(88,460)
Basic net income (loss) per share	$(0.03)	$0.02
Diluted net income (loss) per share	$(0.03)	$0.02
Weighted average common shares outstanding – basic	67,323	75,859
Weighted average common shares outstanding – diluted	67,323	80,082

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

Curaxis Pharmaceutical Corporation
(A Development Stage Corporation)

Statements of Changes in Stockholders’ Equity (Deficit), continued
(in thousands)

	Preferred stock			Common stock		Additional Paid-in-	Subscription		Deficit Accumulated during the Development
	Shares	Amount		Shares	Amount	Capital	receivable		Stage	Total

Sale of common stock	―	$	―	1,822	$2	$2,336	$	―	$ ―	$2,338
Sale of common stock under warrants				1,971	2	171			―	173
Stock-based compensation	―		―	―	―	889		―	―	889
Net loss	―		―	―	―	―		―	(6,744)	(6,744)
Balances at December 31, 2007	―		―	49,981	50	74,947		―	(90,551)	(15,554)
Sale of common stock	―		―	5,120	5	518		―	―	523
Sale of common stock under warrants	―		―	41	―	4		―	―	4
Stock-based compensation	―		―	―	―	469		―	―	469
Net loss	―		―	―	―	―		―	(1,986)	(1,986)
Balances at December 31, 2008	―		―	55,142	55	75,938		―	(92,537)	(16,544)
Sale of common stock, net	―		―	6,071	6	1,096		―	―	1,102
Sale of common stock under warrants	―		―	1,448	1	143		―	―	144
Issuance of warrants	―		―	―	―	330		―	―	330
Stock grant	―		―	150	―	30		―	―	30
Stock-based compensation	―		―	―	―	361		―	―	361
Net income	―		―	―	―	―		―	4,987	4,987
Balances at December 31, 2009	―		―	62,811	62	77,898		―	(87,550)	(9,590)

Sale of common stock, net	―		―	1,182	1	219		―	―	220
Sale of common stock under warrants	―		―	528	1	50				51
Issuance of warrants	―		―	―	―	1,111		―	―	1,111
Recapitalization of Company upon Merger effective July 29, 2010	―		―	7,695	(57)	(51)		―	―	(108)
Stock-based compensation	―		―	―	―	231			―	231
Sale of Preferred stock	1		―	―	―	―		(104)	―	(104)
Dividends on convertible preferred stock 4%	―		―	―	―	―		―	(10)	(10)
Net loss									(2,244)	(2,244)
Balances at December 31, 2010	1		―	72,216	7	79,458		(104)	(89,804)	(10,443)

Issuance of common stock under Equity Credit Agreement, net	―		―	3,329	―	200		―	―	200
Sale of common stock under warrants	―		―	2,483	―	35				35
Sale of common stock under options	―		―	372	―	1		―	―	1
Issuance of common stock in exchange for consulting services				520	1	111				112
Stock-based compensation	―		―	―	―	173			―	173
Sale of Preferred stock	1		―	―	―	266		104	―	370
Conversion of Preferred stock to common stock	(1)		―	1,200	―	―		―	―	―
Dividends on convertible preferred stock 4%	―		―	―	―	3		―	(45)	(42)
Net income	―								1,334	1,334
Balances at December 31, 2011	1	$	―	80,120	$8	$80,247	$	―	$(88,515)	$(8,260)

The accompanying notes are an integral part of these financial statements.

Curaxis Pharmaceutical Corporation
(A Development Stage Corporation)

Statements of Cash Flows
(in thousands)

	For the Years Ended December 31,			Cumulative from Inception (February 27, 2001) to December 31,
	2010	2011		2011
				(unaudited)
Cash flows from operating activities
Net income (loss)	$(2,244)		$1,334	$(88,460)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	-		1	995
Stock-based compensation expense	460		173	4,243
Common stock issued in exchange for consulting services	―		112	276
Loss (gain) on disposal of property and equipment estate	―		―	169
Loss on investment in real estate	―		―	1,091
Gain on the reduction of liabilities	―		(2,233)	(2,233)
Gain on restructuring of trade debt	(204)		―	(6,766)
Change in fair value of derivative liability	(2,250)		(1,286)	(3,536)
Interest from derivative liability	2,586		―	2,586
Changes in operating assets and liabilities:
Prepaid expenses	103		6	57
Accounts receivable	11		―	―
Security deposits	(2)		6	―
Accounts payable	211		413	8,150
Accrued expenses	11		617	3,070
Deferred purchase credit	―		―	500
Deferred revenue	―		―	1,727
Accrued compensation	―		―	―
Net cash used in operating activities	(1,318)		(857)	(78,131)
Cash flows from investing activities
Purchase of property and equipment	(2)		―	(1,195)
Purchase of real estate investment	―		―	(3,155)
Proceeds from the sale of property and equipment	―		―	50
Proceeds from the sale of real estate	―		―	2,064
Net cash provided by (used in) investing activities	$(2)	$	―	$(2,236)

The accompanying notes are an integral part of these financial statements.

Curaxis Pharmaceutical Corporation
(A Development Stage Corporation)

Statements of Cash Flows, continued
(in thousands)

	For the Years Ended December 31,				Cumulative from Inception (February 27, 2001) to December 31,
	2010		2011		2011
					(unaudited)
Cash flows from financing activities
Issuance of common stock		$272		$508	$75,270
Issuance of preferred stock		896		266	1,162
Proceeds from subscription receivable on preferred stock		―		104	104
Issuance of notes payable		―		―	5,011
Issuance of long-term debt		―		―	592
Payments on notes payable		(477)		(1)	(1,343)
Payments on capital lease obligation		―		―	(16)
Repurchase of common stock		―		―	(388)
Repayments of notes payable to related parties		―		―	(202)
Payments on long-term debt					(3)
Proceeds from notes payable to related parties		―		―	202
Repayment of mortgage note payable		―		―	(3,100)
Proceeds from the issuance of mortgage note		―		―	3,100
Net cash provided by financing activities		691		877	80,389
Net increase (decrease) in cash and cash equivalents		(629)		20	22
Cash and cash equivalents, beginning of period		631		2	―
Cash and cash equivalents, end of period		$2		$22	$22

Supplemental disclosure of cash flow information:
Cash paid for interest		$15		$3	$260
Non-cash financing activities:
Conversion of trade payables to notes	$	―	$	―	$5,603
Restructuring of trade debt		$204	$	―	$6,766
Issuance of warrant for accrued liability		$129	$	―	$129
Issuance of warrants for prepaid asset		$(881)	$	―	$(881)
Net liabilities acquired in Merger Transaction		$(92)	$	―	$(92)
Subscription receivable for issuance of preferred stock		$104	$	―	$104

The accompanying notes are an integral part of these financial statements.

Curaxis Pharmaceutical Corporation
(A Development Stage Corporation)

Notes to Financial Statements

(1) Description of Business and Basis of Presentation

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

In connection with the Merger dated as of July 29, 2010 and described in our Form 8-K filed on June 30, 2010 , the Company  on August 11, 2011 entered into an Agreement and Plan of Merger (the “Curaxis Merger Agreement”) by and between the Company and Curaxis Pharma Corporation, a Delaware corporation and a wholly owned subsidiary of the Company (“Pharma”), pursuant to which Pharma merged with and into the Company and the Company is the surviving corporation.

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

Curaxis Pharmaceutical Corporation
(A Development Stage Corporation)

Notes to Financial Statements

In 2009, the Company entered into a series of agreements with Southridge Business Solutions Group (“Southridge”) and Canterbury Investment Partners LLC (“Canterbury”), in order to restructure its balance sheet and establish a trading market for its common stock.  Under the terms of those agreements, Southridge and Canterbury have assisted Curaxis in negotiating settlements with its creditors to eliminate or substantially reduce and defer its trade debt.  To date, the Company has realized reductions in excess of $6 million in liabilities as the result of the combined efforts.  In addition, Southridge assisted Curaxis in securing a $25 million equity facility under which the Company can periodically, over a period of three years, sell up to $25 million of its common stock to an affiliate of Southridge.  On December 8, 2010, the Company filed a registration statement on Form S-1 to register 13,000,000 shares of common stock to be reserved for issuance under the equity line facility.  The proceeds of the equity facility will be used to meet current operating requirements and to fund the next step in Curaxis’ clinical development plan.

On June 27, 2011, the Company announced changes to its Board of Directors (the “Board”) and its executive management team to better position the Company for its next phase of growth and development.  The new Board has a wealth of experience and comprehensive knowledge of life sciences, operations and strategic management in the area of pharmaceuticals.  In addition, the newly appointed Board members have significant experience in the necessary industry arenas to execute the Company’s business plan on an accelerated basis. The Board  and the executive management team is focused on attracting bridge financing for ongoing operational support and has  a strategy in place to identify and attract a strategic partner  to absorb a portion of the clinical trial cost and processes to advance the Company’s lead drug candidate into a Phase IIb or Phase III clinical trial.  Currently, the Company is doing its best to secure such financing.

Assuming favorable results from the proposed trial are achieved, Curaxis’ management expects to fund the remaining development of its product candidate through public equity offerings, debt financings and possibly corporate collaborations and licensing arrangements.  However, the ability to secure such funding on a prospective basis is uncertain.  If Curaxis is unable to secure funding as intended, Curaxis will be forced to delay, reduce or eliminate its research and development programs or commercialization efforts.  There can be no assurance that the Company will be successful in achieving its goals.

(2)   Summary of Significant Accounting Policies

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Fair Value of Financial Instruments -   The carrying amounts for cash, cash equivalents, accounts receivables, prepaid assets, accounts payable, and accrued expenses approximate fair value because of their short-term nature. We have determined that it is not practical to estimate the fair value of our notes payable because of their unique nature and the costs that would be incurred to obtain an independent valuation. We do not have comparable outstanding debt on which to base an estimated current borrowing rate or other discount rate for purposes of estimating the fair value of the notes payable and we have not yet obtained or developed a valuation model. Additionally, we are engaged in research and development activities and have not yet developed products for sale. Accordingly, at this stage of our development, a credit risk assessment is highly judgmental. These factors all contribute to the impracticability of estimating the fair value of the notes payable. At December 31, 2011, the carrying value of the notes payable and accrued interest was $3.8 million and $710 thousand, respectively.

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

No events or changes in circumstances have been identified which would impact the recoverability of the Company’s long-lived assets reported at December 31, 2010 or 2011.

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

(3)     Prepaid Expenses and Other Assets

Prepaid expenses and other assets consist of the following at (in thousands):
	December 31,
	2010	2011

Prepaid insurance premiums	$28	$24
Deposits for professional services	4	3
Prepaid financing costs represented by warrants issued under Equity Credit Agreement (Note 7)	881	608
	913	635
Less: Non-current portion	(612)	(314)
	$301	$321

(4)  Property and Equipment, Net

Property and equipment consists of the following at (in thousands):
	December 31,
	2010	2011

Furniture and office equipment	$86	$82
Laboratory and manufacturing equipment	241	241
	327	323
Accumulated depreciation and amortization	(325)	(322)
	$2	$1

Depreciation expense totaled $-0- thousand and $1thousand for the years ended December 31, 2010 and 2011, respectively.

The accompanying notes are an integral part of these financial statements.

Curaxis Pharmaceutical Corporation
(A Development Stage Corporation)

Notes to Financial Statements

(5)     Accrued Expenses

Accrued expenses consist of the following (in thousands):
	December 31,
	2010	2011

Development and clinical trial expenses	$773	$-
Interest	448	710
Dividends payable (Note 9)	10	4
Accrued compensation	-	354
	$1,231	$1,068

(6)     Notes payable

Notes payable consist of the following (in thousands):
	December 31,
	2010	2011

Notes payable to clinical research sites	$405	$404
Promissory Note dated September 15, 2006	1,925	1,925
Promissory Installment Note dated September 26, 2006	500	500
Promissory Note dated July 1, 2007	300	300
Promissory Note dated August 21, 2007	420	420
Promissory Note and Security Agreement dated September 22, 2008	26	26
Default judgment dated October 29, 2009	99	99
Promissory note dated July 29, 2010	100	100
	3,775	3,774
Less: Current portion of notes payable	2,525	3,774
	$1,250	$-

Weighted average interest rates on current notes payable at December 31, 2010 and 2011 were 8.5% and 9.8%, respectively.

Notes payable to clinical sites represent unsecured promissory notes executed during 2007 and 2008 to repay clinical sites for services performed in conjunction with the Company’s terminated Phase III clinical trial, VP-AD-301.  The notes were issued for six-month to one year terms and bear interest at an annual rate of 12% to 18%.  At December 31, 2011, all notes payable to clinical sites had matured and were in default for lack of payment.

The accompanying notes are an integral part of these financial statements.

Curaxis Pharmaceutical Corporation
(A Development Stage Corporation)

Notes to Financial Statements
(6)     Notes payable (continued)

Promissory note dated September 16, 2006 in the amount of $4 million was executed in conjunction with a Repayment agreement between the Company and a significant vendor. The note was issued to satisfy, in part, liabilities generated for service performed in conjunction with our terminated Phase II clinical trial.  The unsecured note bears interest at 12.0% and required installment payments commencing October 1, 2006.  At the request of the Company, the Repayment Agreement has been amended to cure all events of default for non-payment.  However, payment of principal in full and accrued interest to date was due on May 31, 2008. On September 23, 2009, the Company reached an agreement with this vendor to satisfy amounts owed related to notes payable and trade debts outstanding.   The agreement requires the Company to make payments totaling $2 million commencing September 1, 2010 and ending March 31, 2012.  The Company has the right to prepay any balances due without penalty.  In addition, the company agreed to prepay the entire balance of such payments in the event of an acquisition of all or substantially all of the Company’s assets or stock; in the event the company’s lead product candidate is licensed to a third party; in the event any patent related to the Company’s lead product candidate is sold to any third party; or in the event the Company obtains financing in excess of $20 million.  Any payment not made in accordance with the agreement shall bear interest at 18% per annum. At December 31, 2011, the Company was in default of payments totaling $675 thousand for which interest accrued to date totaled $95 thousand.   Immediately preceding the settlement balances recorded on the Company’s financial records with respect to this vendor account included accounts payable, accrued interest and notes payable of $4.7 million, $1.1 million and $2.8 million, respectively. The company evaluated the settlement under ASC 470-60, Troubled Debt Restructuring by Debtors.  As a result, a gain totaling $6.5 million was realized on the settlement.   The basic and diluted EPS on the aggregate gain for the year ended December 31, 2009 were $0.11.

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

Promissory note dated August 21, 2007 in the amount of $274 thousand was executed in conjunction with a Structured Settlement Agreement between the Company and a significant vendor to satisfy, in part, payments due to the vendor for the purchase of clinical trial material.  The unsecured note bears interest at an annual rate of 8% and required payment in full not later than July 15, 2012.  In addition, the Company was required to make graduated monthly payments commencing June 25, 2007 to satisfy amounts outstanding at the date of the agreement not reflected in the Promissory Note.  At December 31, 2008, the Company was in default of the Structured Settlement Agreement for non-payment of the monthly amounts set forth by the agreement. On April 6, 2009, an Order of Default Judgment was awarded on behalf of the creditor against the Company in the amount  of $420 thousand principal and $5 thousand in accrued interest and fees, for a total of $425 thousand. The principal balance of $420 reflects the balance outstanding on the original Promissory note of $274 thousand and amounts recorded as trade payables immediately preceding the issuance of the Default Judgment of $146 thousand.  The principal balance due on the Default Judgment has been reclassified as a current note payable at December 31, 2010 and 2011.

Promissory Note and Security Agreement  dated September 22, 2008  in the amount of $27 thousand was executed pursuant to the terms of the Fifth Amendment to Lease between the Company and it’s landlord as consideration for the Company to relocate and reduce the size of its’ leased office space.   The  Promissory note  bears interest at an annual rate of 9% and requires equal monthly installment payments to be made  commencing November 1, 2008 through April 11, 2011. The Promissory note balance of $26 thousand at December 31, 2010 was in default for non-payment. As a result, the note was reclassified as a current liability at December 31, 2010. No payments were made on the note in 2011.

A default judgment was issued on October 29, 2009 on behalf of a creditor seeking payment of amounts due for services rendered with respect to the Company’s terminated Phase III clinical trial, VP-AD-301.  The judgment requires payment of the principal amount of $99 thousand plus interest accrued at an annual rate of 10%.

Promissory note dated July 29, 2010 was executed in conjunction with the Merger transaction consummated on July 29, 2010 for $100 thousand.  The note bears interest at an annual rate of 8% and was payable on or before July 29, 2011.

The accompanying notes are an integral part of these financial statements.

Curaxis Pharmaceutical Corporation
(A Development Stage Corporation)

Notes to Financial Statements

(7)    Equity Credit Agreement

On September 16, 2010, the Company entered into a Private Equity Credit Agreement (the “Equity Credit Agreement”) with Southridge Partners II, LP (the “Investor”), a limited partnership organized and existing under the laws of the State of Delaware and an affiliate of Southridge.  Pursuant to this Equity Credit Agreement, the Investor shall commit to purchase up  to $25 million of the Company’s common stock over the course of thirty-six months commencing the effective date of the initial registration statement covering the registrable securities pursuant to the Equity Credit Agreement.  The put option price is 95% of the average of three lowest closing bid price (the “Bid Price”) of any two applicable trading days, consecutive or inconsecutive, during the five trading day period (the “Valuation Period”) commencing the date a put notice (the “Put Notice”) is delivered to the Investor (the “Put Date”) in a manner provided by the Equity Credit Agreement.

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

On December 7, 2010, the Company filed a Registration on Form S-1 which was subsequently amended on January 13, 2011 to register 13,000,000 shares of the Company’s common stock to be issued under the terms of the Equity Credit Agreement.  The Registration Statement was declared effective January 26, 2011. The “Registrable Securities” include the Put Shares, any Blackout Shares (as defined in the Equity Credit Agreement) and any securities issued or issuable with respect to any of the foregoing by way of exchange, stock dividend or stock split or in connection with a combination of shares, recapitalization, merger, consolidation or other reorganization or otherwise.  From January 26, 2011, to December 31, 2011, the Investor purchased 3.3 million shares of common stock pursuant to the terms of the Equity Credit Agreement, for which the proceeds to the Company totaled $200 thousand.  These proceeds are net of expenses of $272 thousand associated with the warrants issued to the Investor upon execution of the Equity Credit Agreement.

Upon execution of the Equity Credit Agreement, the Company issued 820,856 warrants to the Investor in accordance with the Transaction Management Agreement with Southridge. The exercise price is equal to 120% of the average closing price of the Company's stock for the previous 20 days or $1.52. The fair value of the warrants totaling $881 thousand has been recognized as prepaid financing costs as of the agreement date and I being amortized over the life of the agreement or 36 months commencing January 26, 2011. The fair value of the warrants issued under the Equity Credit Agreements was determined using a Black-Scholes valuation model in accordance with ASC 505-50 Equity Based Payments to Non- Employees.  Assumptions used in the underlying calculation included a risk-free interest rate of 1.48%, expected term of 5 years, expected volatility of 100% and expected dividends of 0%.

(8)     Common Stock and Stock Purchase Warrants

At December 31, 2010 and 2011, the Company was authorized to issue 480 million shares of common stock, par value $0.0001 per share.  The holders of common stock are entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors. Each share of common stock is entitled to one vote.

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

From January 2006 through May 2007, the Company raised $16.6 million through the sale of 1,661,000 units at $10 per unit.  A unit consisted of one share of common stock and warrants to purchase two additional shares of common stock at $12 per share.   The Company amended this offering on August 21, 2006.  Under the amendment each unit consists of one share of common stock and warrants to purchase six additional shares of common stock at $0.10 per share.  At December 31, 2011,  the remaining outstanding warrants to purchase  2.8 million  shares of common  stock expired.

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

During 2008, the Company issued stock purchase warrants to select vendors to satisfy, in part, liabilities generated from services performed in conjunction with our terminated Phase III clinical trial, VP-AD-301.   The warrants provide for the purchase 54,800 shares of common stock at $.50 per share and expired on December 31, 2011.

From January 2009 through February 5, 2010, the Company raised $1.4 million through the sale of 7.1 million shares of common stock at $0.20 per share and the issuance of 1.6 million shares of common stock upon exercise of outstanding warrants at $0.10 per share.  These proceeds are net of expenses associated with warrants to be issued to outside consultants for services rendered in connection with the bridge financing round totaling $129 thousand.  The Company raised an additional $39 thousand   subsequent to the closing of the bridge financing round through December 31, 2010 from the issuance of 389 thousand shares of common stock upon exercise of outstanding warrants at $0.10 per share and the cashless issuance of 10 thousand shares of common stock upon exercise of outstanding warrants at $0.22 per share.

The accompanying notes are an integral part of these financial statements.

Curaxis Pharmaceutical Corporation
(A Development Stage Corporation)

Notes to Financial Statements
(8)   Common Stock and Stock Purchase Warrants (continued)

On May 28, 2009, the company entered into a Transaction Management Agreement with Southridge Business Solutions Group, LLC (“Southridge”).  Under the terms of the agreement, the Company retained Southridge, on a non-exclusive basis, to provide services to enable the Company to restructure its balance sheet and execute a potential public offering or other public transaction.  As part of the consideration for the investment advisory services to be provided, the Company issued a total of 2,149,148 warrants to Southridge to purchase the Company’s stock at $.001 per share. The warrants provide for a cashless exercise and expire seven years after the date of issuance. The estimated fair value of the warrants issued totaled $428 thousand as determined using a Black-Scholes valuation model in accordance with ASC 505-50 Equity-Based Payments to Non-Employees. Assumptions used in the underlying calculation included a risk-free interest rate of 2.34%, expected term of 7 years, expected volatility of 100% and expected dividends of 0%.  At December 31, 2009, the Company had amortized $246 thousand of the expense associated with the warrants.  In addition, a prepaid balance of $83 was recorded. During the year ended December 31, 2010, the remaining $182 thousand in expense was amortized by the Company.

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

On December 2, 2009, the Board of Directors granted 150 thousand shares of common stock, valued at $30 thousand, to a former executive officer to satisfy, in full, amounts due under an original five year employment contract.

During the year ended December 31, 2011, the Company issued 190 thousand shares of common stock in exchange for consulting services and 330 thousand shares of common stock for services rendered by members of the Board of Directors, which had a total fair value of $84 thousand and $28 thousand, respectively.

At December 31, 2010 and 2011 outstanding warrants to purchase the Company’s common stock are as follows:

	December 31,
	2010	2011	Exercise Price	Expiration Date

Warrants issued January 2006 through May 2007 in conjunction with private placement of common stock.	3,095,800	-	$0.10	December 31, 2011

Warrants issued to select vendors to satisfy, in part, liabilities generated from services performed in conjunction with our terminated Phase III clinical trial, VP-AD-301.	54,800	-	$0.50	December 31, 2011

Warrants issued under Transaction Management Agreement executed with Southridge.	2,149,100	-	$0.001	August 31, 2016

Warrants issued to outside consultants for services rendered in connection with the financing round completed on February 5, 2010.	844,400	844,400	$0.22	August 31, 2016

Warrants issued as consideration for the cancellation of 181,285,000 shares of common stock upon consummation of the Merger transaction effective July 29, 2010.	3,589,500	3,589,500	$0.001	July 29, 2017

Warrants issued to Southridge under the Transaction Management Agreement upon execution of Equity Credit Agreement dated September 16, 2010.	820,800	820,800	$1.52	September 15, 2015

Warrants issued August 31, 2010 to outside vendor for development of the Company’s website.	100,000	100,000	$0.30	August 31, 2015
	10,654,400	5,354,700

The accompanying notes are an integral part of these financial statements.

Curaxis Pharmaceutical Corporation
(A Development Stage Corporation)

Notes to Financial Statements

(8)    Common Stock and Stock Purchase Warrants (continued)

During the year ended December 31, 2010, 520 thousand warrants were exercised at $0.10 per share and 10,000 warrants were exercised at $0.22 per share.

During the year ended December 31, 2011, the Company issued 2.1 million shares and 334 thousand shares of common stock upon exercise of outstanding warrants at $0.001 per share and $0.10 per share, respectively.  In addition, the Company issued 372 thousand shares of common stock upon the exercise of outstanding stock options at $.003 per share.

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

On September 30, 2010, the Company entered into a Series B Convertible Preferred Stock Purchase Agreement (the “Series B Agreement”), by and between the Company and the Purchaser.  Pursuant to the terms of the Series B Agreement, the Company sold 500 shares of the Company’s Series B Convertible Preferred Stock for a total purchase price of $500,000. Cash proceeds of $396 thousand have been received by the Company as of December 31, 2010.  A subscription receivable in the amount of $104 thousand is recognized as of December 31, 2010. During the year ended December 31, 2011, the Company received $104 thousand due on the subscription receivable.

We have an obligation to make a cash payment to the holders of the Series A and Series B preferred stock for any loss that could be realized if the holders convert the preferred stock and we subsequently fail to deliver a certificate representing the shares to be issued upon such conversion by the third trading day after such conversion and the holders purchase, in an arm’s-length open market transaction or otherwise, shares of Common Stock (the “Covering Shares”) in order to make delivery in satisfaction of a sale of Common Stock by the converting Holder (the “Sold Shares”), which delivery such converting Holder anticipated to make using the shares to be issued upon such conversion (a “Buy-In”).  “Buy-In Adjustment Amount” means the amount equal to the excess, if any, of (i) the converting Holder’s total purchase price (including brokerage commissions, if any) for the Covering Shares associated with a Buy-In, over (ii) the net proceeds (after brokerage commissions, if any) received by the converting Holder from the sale of the Sold Shares.   Accordingly, the Series A and Series B preferred shares have been accounted for as a liability.  Their fair value is estimated, at the end of each quarterly reporting period, based on the potential shares of common stock issuable upon conversion multiplied by the current quoted market price of the Company’s common stock.  The Company estimated the fair value of the Series A and Series B preferred shares on the grant date to be $3.6 million. The excess of the estimated fair value as on the grant date over the stated par value totaling $2.6 million was recorded as interest expense.  The fair value of the Series A and Series B preferred shares has decreased by $3.5 million subsequent to the grant date through December 31, 2011.  The fluctuation has been recorded in the statements of operations.

The accompanying notes are an integral part of these financial statements.

Curaxis Pharmaceutical Corporation
(A Development Stage Corporation)

Notes to Financial Statements

(9)    Convertible Preferred Stock (continued)

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

Dividends payable in arrears on all issued preferred stock at December 31, 2011 totaled $56 thousand of which $52 thousand has been added to the Stated Value of the Series A, B and C preferred stock issued at the election of the respective Holders.

(10)    Fair Value

In accordance with FASB ASC 820, “Fair Value Measurements and Disclosures”, the following table represents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as December 31, 2010 and 2011 (in thousands):
	Level 2 - At December 31,
	2010	2011

Derivative instruments (long term)	$1,336	$99

Total	$1,336	$99

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

During the years ended December 31, 2010 and 2011, the Company recognized stock-based compensation expense related to its stock option plans in the accompanying statements of operations as follows (in thousands):

	Year ended December 31,
	2010	2011

Employee-related stock-based compensation	$231	$173
Non-employee related stock based compensation	229	-
	$460	$173

Total stock-based compensation expense/ (benefit) recognized in the accompanying statement of operations is included in the General and administrative expense category.

The Company estimates the fair value of stock options at the date of grant using the Black-Scholes option valuation model. The Company calculated the fair value of employee stock options for the years ended December 31, 2010 and 2011, using the following assumptions:

	Year ended December 31,
	2010	2011

Risk-free interest rate	2.15 to 3.20%	1.65%
Expected term (in years)	7.5	7.5
Expected volatility	100%	100%
Expected dividends	0%	0%

The risk-free rate is estimated to equal U.S. Treasury security rates for applicable terms.  Estimated volatility is based on the historical stock price volatility of comparable companies’ common stock, as our stock does not have sufficient historical trading activity as we became a public reporting company during 2010.  In addition, the Company does not have sufficient history of exercise behavior to develop estimates of expected term.  To date, only two blocks of options have been exercised; the exercise of these options occurred subsequent to the granting of options in 2011.  The expected term is based on the estimated time period to elapse prior to commercialization of the Company’s initial product.  For options to outside consultants, the Company uses a term which is equal to the average the period required for the options to fully vest and the contractual life of the option.  As the Company gathers more history regarding its option exercise pattern, and as information regarding the option pattern of comparable companies in its industry becomes publically available, it will review these estimates and revise them as appropriate.  Different estimates of volatility and expected term could materially change the value of an option and the resulting expense.

The accompanying notes are an integral part of these financial statements.

Curaxis Pharmaceutical Corporation
(A Development Stage Corporation)

Notes to Financial Statements

(11)    Stock Option Plan (continued)

The following table summarizes the Company’s stock option activity under the 2001 Plan, the 2005 Plan, as well as 674,000 options granted to consultants outside of the 2001 and 2005 Plans, including number of shares (“Number”) and weighted average exercise price (“WAEP”) for the years ended December 31, 2010 and 2011:
	Number of Shares	Weighted Average Exercise Price	Weighted-Average Contractual Term	Weighted Average Grant Date Fair Value per Share
Outstanding at December 31, 2009	3,277,000	$1.87	5.15	$1.07
Options granted	260,000	$0.20
Options cancelled	(9,000)	$0.20
Outstanding at December 31, 2010	3,528,000	$1.75	4.54	$1.07
Options granted	800,000	$0.20
Options exercised	(372,000)	$0.003
Options cancelled	(220,000)	$0.87
Outstanding at December 31, 2011	3,736,000	$1.64	5.24	$0.94 1.07

Exercisable at December 31, 2011	3,136,000	$1.92	4.48	$1.03

The weighted-average grant-date fair value of options granted during the years ended December 31, 2010 and 2011 were   $0.17and $1.06.   No options were exercised during the two years ended December 31, 2011.

A summary of the status of the Company’s non-vested shares as of December 31, 2011:

		Weighted-
		Average Grant
	Shares	Date Fair Value

Non-vested at January 1, 2011	406,000	$1.05
Options Granted	800,000	0.17
Options vested	(386,000)	(0.24)
Options cancelled	(220,000)	(0.77)
Non-vested at December 31, 2011	600,000	$0.50

As of December 31, 2011, there was $270 thousand of total unrecognized compensation cost related to non-vested share based compensation arrangements granted under the Plans.  That cost is expected to be recognized over a weighted–average period of 1.6 years. The total fair value of shares vested during the years ended December 31, 2010, and 2011 was $271 thousand, and $94 thousand, respectively.

During the years end December 31, 2009 and 2011, the Company extended the contractual life of 397 thousand and 1.5 million vested options, respectively, held by several former employees.  No additional expense was recognized as a result of the modifications.

The accompanying notes are an integral part of these financial statements.

Curaxis Pharmaceutical Corporation
(A Development Stage Corporation)

Notes to Financial Statements

(12)     Stock Incentive Plan

On December 9, 2011, the Company adopted the Curaxis Pharmaceutical Corporation 2011 Incentive Stock Plan (the “Incentive Plan”) designed to retain directors, executives and selected employees and consultants and reward them for making major contributions to the success of the Company. Under the provisions of the Plan, the Company can grant common stock to eligible persons awarding them with a proprietary interest in the growth and performance of the Company. Persons eligible to receive grants under the plan include directors, officers, employees or consultants to the Company. The term consultant shall mean any person, other than an employee, who is engaged by the Company to render services and is compensated for such services, including, but not limited to, outside legal counsel. On December 9, 2011, the Company filed a Registration on Form S-8 to register 7.5 million shares of the Company’s common stock to be issued under the terms of the Incentive Plan.  The Registration Statement was declared effective December 9, 2011.  From December 9 to December 31, 2011, no stock awards were granted under the Incentive Plan.

(13)    Gain on the Reduction of Liabilities

The Company recorded a gain from the reduction in liabilities of $2.2 million in 2011. The obligations principally relate to goods acquired or services rendered while the Company was actively engaged in the terminated Phase III clinical trial.  The balances reported include accounts payable represented by vendor invoices submitted to the company for payment, retained billings and accruals for estimated services rendered by vendors through the termination of the Phase III clinical trial but not billed to date. Very little, if any, collection activity has occurred.  In the opinion of Company’s counsel as a result of the passage of time these liabilities cannot be legally enforced against the Company. The basic and diluted EPS on the aggregate gain for the year ended December 31, 2011 were $0.03.

(14)    Earnings Per Share

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

The following table sets forth a reconciliation of the number of shares used in the basic and diluted EPS computation for the years ended December 31, 2010 and 2011:

	at December 31,
	2010	2011

Weighted average common shares outstanding	67,323	75,859
Dilutive securities - Options	-	388
Dilutive securities - Warrants	-	3,835
Diluted average common stock equivalents outstanding	67,323	80,082

The following table sets forth the number of potential shares of common stock that have been excluded from diluted earnings per share because their effect was anti-dilutive (in thousands):

	at December 31,
	2010	2011

Outstanding stock options	3,528	3,348
Outstanding warrants	10,654	1,520
Outstanding preferred stock at conversion	2,429	2,627
	16,611	7,495

The accompanying notes are an integral part of these financial statements.

Curaxis Pharmaceutical Corporation
(A Development Stage Corporation)

Notes to Financial Statements

(15)  Income Taxes

No provision for Federal or state income taxes has been recorded as the Company has incurred net operating losses since inception.

Significant components of the Company’s deferred tax assets at December 31, 2010 and 2011 consist of the following (in thousands):

	December 31,
	2010		2011
Deferred tax assets
Domestic and operating loss carryforwards		$32,476		$31,585
Research and development credits		2,756		2,756
Contributions		28		-
Fixed assets		4		5
Accrued compensation		-		134
Stock based compensation		1,201		1.268
Derivative liabilities		129		496
Total deferred tax asset		36,594		36,244
Valuation allowance for deferred assets		(36,594)		(36,244)
Net deferred tax asset	$	―	$	―

At December 31, 2010 and 2011, the Company provided a full valuation allowance against its net deferred tax assets since realization of these benefits is not considered to be more likely than not. The decrease in the valuation allowance of $350 thousand for 2011 resulted from the reduction in the net operating loss carryforward of $2.2 million.  The reduction represents the gain recognized on the reduction in liabilities which was excluded from taxable income due to the insolvent status of the Company immediately prior to the release of the obligations. The increase in the valuation allowance of $867 for 2010 resulted primarily from the additional net operating loss carryforward generated.

At December 31, 2011, the Company had Federal net operating loss carryforwards of $83.6 million that expire in varying amounts between 2023 and 2031, and state net operating loss carryforwards of $83.6 million that expire in varying amounts between 2023 and 2026. Additionally, the Company has research and development credit carryforwards of $2.7 million as of December 31, 2011 for Federal tax purposes that expire in varying amounts between 2022 and 2027.

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

Taxes computed at the statutory Federal income tax rate of 34 percent are reconciled to the provision for income taxes for the years ended December 31 as follows (in thousands):

	2010		% of pretax loss	2011		% of pretax loss
United States Federal tax (benefit) at statutory rate		$(763)	(34.0)		$454	34.0
State taxes (benefit) (net of federal benefit)		(35)	(1.6)		20	1.5
Change in valuation reserve		867	38.6		(350)	(26.2)
Other non-deductible expenses		(69)	(3.0)		(124)	(9.3)
Provision for income taxes	$	―	―	$	―	―

The accompanying notes are an integral part of these financial statements.

Curaxis Pharmaceutical Corporation
(A Development Stage Corporation)

Notes to Financial Statements

(16)    Commitments and Contingencies

Leases

The Company is obligated under a capital lease that expired in 2009 for office equipment.  Included in property and equipment are assets recorded under this capital lease obligation with a cost of $20,200 at December 31, 2011.  The assets were fully depreciated at December 31, 2007.  No payments were made under the agreement in 2010 and 2011.

The Company had several non-cancelable operating leases, primarily for facilities and office equipment.   Rental expense, including maintenance charges, for operating leases during 2010 and 2011 was $85 thousand and $22 thousand, respectively.

Effective September 22, 2008 the Company agreed to a Fifth Amendment to Lease agreement with its landlord.  Pursuant to the terms of the amendment, the Company reduced the size of its’ leased space and relocated its’ office within the building.  The term of the amended lease expires on April 30, 2011.  In consideration for the reduced lease obligation, the Company agreed to pay the landlord a relocation fee of $27 thousand pursuant to the terms of a Promissory note.  No payments have been made under the amended agreement during the three years ended December 31, 2011. Payments in arrears total $74 thousand at December 31, 2011.

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

Fees recognized by the Company under the terms of the Agreement totaled $301 thousand and $50 thousand for the years ended December 31, 2010 and 2011, respectively.  The fees recognized include the amortization of the fair value of the warrants issued under the agreement totaling $181 thousand and $-0- thousand, respectively. The fair value of the warrants issued by Curaxis was determined using a Black-Scholes valuation model in accordance with ASC 505-50 Equity-Based payments to Non-Employees.  Assumptions used in the underlying calculation included a risk-free interest rate of 2.34%, expected term of 7 years, expected volatility of 100% and expected dividends of 0%.

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

Curaxis Pharmaceutical Corporation
(A Development Stage Corporation)

Notes to Financial Statements

(16)     Commitments and Contingencies (continued)

Fees recognized by the Company under the terms of the Agreement, including the initial retainer, totaled $159 thousand and $8 thousand for the years ended December 31, 2010 and 2011, respectively.  The fees recognized include the amortization of the fair value of the warrants issued under the agreement totaling $113 thousand and $16 thousand, respectively. The fair value of the warrants issued by Curaxis was determined using a Black-Scholes valuation model in accordance with ASC 505-50 Equity-Based payments to Non-Employees.  Assumptions used in the underlying calculation included a risk-free interest rate of 2.98%, expected term of 5 years, expected volatility of 100% and expected dividends of 0%.

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

Curaxis Pharmaceutical Corporation
(A Development Stage Corporation)

Notes to Financial Statements

(16)    Commitments and Contingencies (continued)

Contingencies

The Company recorded a gain from the reduction in liabilities of $2.2 million in 2011. The obligations principally relate to goods acquired or services rendered while the Company was actively engaged in the terminated Phase III clinical trial.  Very little, if any, collection activity has occurred.  The balances reported include accounts payable represented by vendor invoices submitted to the Company for payment, retained billings, and accruals for estimated services rendered by vendors through the termination of the Phase III clinical trial but not billed to dale.  While it is unlikely, however that vendors possibly may will pursue the collection of a portion of the liabilities released, if such action is taken, the Company based on the opinion of the Company’s counsel, believes that the final outcome of any such proceedings in a court of law will not have an adverse impact on the operations of the Company and its financial position.

(17)    Related Party Transactions

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

(18)   Subsequent Events

From January 1 to March 28, 2012, the Investor purchased 2.2 million shares of common stock pursuant to the terms of the Equity Credit Agreement for which the proceeds to the Company totaled $54 thousand.

On February 20, 2012, the Company executed a Promissory Note payable to Southridge Partners II, LP.  The $111 thousand unsecured note bears interest at 6% per annum and is payable on or before June 30, 2011.  The proceeds of the note were used to meet current operating needs of the Company.

On March 6, 2012, the Company issued 500,000 shares of registered common stock to outside counsel under the terms of the Stock Incentive Plan for legal services rendered.

The accompanying notes are an integral part of these financial statements.