Form 10-Q
period 2012-03-31
CURAXIS PHARMACEUTICAL Corp
filed 2012-05-14
CIK 1434893

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2012

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ______________

Commission File Number: 333-150937

CURAXIS PHARMACEUTICAL CORPORATION
(Exact name of registrant as specified in its charter)

(A)Nevada	(B)26-1919261
(C)(State or other jurisdiction of (D)incorporation or organization)	(E)(I.R.S. Employer (F)Identification Number)

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

As of May 11, 2012, there were 83,554,940 shares outstanding of the registrant’s common stock.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

INDEX TO CONDENSED FINANCIAL STATEMENTS

PAGE

CONDENSED CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 2012 (UNAUDITED) AND DECEMBER 31, 2011	4

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011 AND THE CUMULATIVE PERIOD FROM INCEPTION (FEBRUARY 27, 2001) TO MARCH 31, 2012	5

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) FOR THE CUMULATIVE PERIOD FROM INCEPTION (FEBRUARY 27, 2001) TO MARCH 31, 2012	6

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011 AND THE CUMULATIVE PERIOD FROM INCEPTION (FEBRUARY 27, 2001) TO MARCH 31, 2012	9

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS	11

CURAXIS PHARMACEUTICAL CORPORATION
(A Development Stage Corporation)
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31,	March 31,
	2011	2012
Assets		(Unaudited)
Current assets:
Cash and cash equivalents	$22	$11
Prepaid assets	321	319
Total current assets	343	330
Property and equipment, net	1	1
Other assets	314	241
Total assets	658	572
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	1,746	1,669
Accrued expenses	1,068	1,258
Current portion of capital lease obligation	4	4
Notes payable	3,774	3,920
Total current liabilities	6,592	6,851

Derivative Instrument	99	31
Deferred purchase credit	500	500
Deferred revenue	1,727	1,727
Total liabilities	8,918	9,109
Commitments and contingencies	―	―
Stockholders’ equity (deficit):
Preferred Stock, $.0001 par value; 20,000 authorized; 1 and 1 shares issued and outstanding at December 31, 2011 and March 31, 2012	―	―
Common stock, $0.0001 par value; 480,000 authorized; 80,120 and 83,555 shares issued and outstanding at December 31, 2011 and March 31, 2012 respectively	8	8
Additional paid-in capital	80,247	80,318
Deficit accumulated during the development stage	(88,515)	(88,863)
Total stockholders’ equity (deficit)	(8,260)	(8,537)
Total liabilities and stockholders’ equity (deficit)	$658	$572

See notes to condensed consolidated financial statements

CURAXIS PHARMACEUTICAL CORPORATION
(A Development Stage Corporation)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited - in thousands, except per share amounts)

	Three months ended March 31,			Cumulative from Inception (February 27, 2001) to March 31,
	2011		2012	2012

Operating expenses
Research and development		$2	$19	$61,485
General and administrative		628	326	28,892
Marketing		-	-	5,557
Loss on investment in real estate		-	-	1,091
Loss on lease termination		-	-	374
Total operating (income) expenses		630	345	97,399

Operating (loss) income		(630)	(345)	(97,399)

Gain on debt restructuring		-	-	6,766
Gain on reduction of liablities		-	-	2,233
Interest income (expense), net		(62)	(73)	(1,428)
Interest from derivative conversion feature		-	-	(2,586)
Change in fair value of derivatives	121		79	3,615

Net income (loss)		$(571)	$(339)	$(88,799)
Basic net income (loss) per share	$	(0.01)	$0.00
Diluted net income (loss) per share	$	(0.01)	$0.00
Weighted average common shares outstanding – basic		72,385	81,921
Weighted average common shares outstanding – diluted		72,385	81,921

See notes to condensed consolidated financial statement

CURAXIS PHARMACEUTICAL CORPORATION
(A Development Stage Corporation)
CONDENSED CONSOILIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited - in thousands)

	Preferred stock			Common stock			Additional Paid-	Subscription		Deficit Accumulated during the Development
	Shares	Amount		Shares	Amount		in-Capital	receivable		Stage	Total

Balances at Inception (February 27, 2001)	―	$	―	―	$	―	$ ―	$	―	$ ―	$	―
Sale of common stock				25,657		26	1,073			―		1,099
Stock-based compensation	―		―	―		―	100		―	―		100
Net loss	―		―	―		―	―		―	(1,219)		(1,219)
Balances at December 31, 2001	―		―	25,657		26	1,173		―	(1,219)		(20)
Sale of common stock	―		―	4,054		4	4,105		―	―		4,109
Issuance of common stock in exchange for consulting services	―		―	12		―	10		―	―		10
Stock-based compensation	―		―	―		―	272		―	―		272
Net loss	―		―	―		―	―		―	(3,190)		(3,190)
Balances at December 31, 2002	―		―	29,723		30	5,560		―	(4,409)		1,181
Sale of common stock	―		―	4,794		5	8,239		―	―		8,244
Issuance of common stock in exchange for consulting services	―		―	36		―	55		―	―		55
Repurchase of common stock	―		―	(330)		―	(379)		―	―		(379)
Stock-based compensation	―		―	―		―	78		―	―		78
Net loss	―		―	―		―	―		―	(6,633)		(6,633)
Balances at December 31, 2003	―		―	34,223		35	13,553		―	(11,042)		2,546
Sale of common stock	―		―	4,388		4	12,491		―	―		12,495
Issuance of common stock in exchange for consulting services	―		―	20		―	66		―	―		66
Net loss	―		―	―		―	―		―	(11,626)		(11,626)
Balances at December 31, 2004	―		―	38,631		39	26,110		―	(22,668)		3,481
Sale of common stock	―		―	3,305		3	28,839		―	―		28,842
Issuance of common stock in exchange for consulting services	―		―	4		―	33		―	―		33
Stock-based compensation	―		―	―		―	10		―	―		10
Repurchase of common stock	―		―	(1)		―	(9)		―	―		(9)
Net loss	―		―	―		―	―		―	(32,904)		(32,904)
Balances at December 31, 2005	―		―	41,939		42	54,983		―	(55,572)		(547)
Sale of common stock	―		―	1,513		1	15,127		―	―		15,128
Sale of common stock under warrants	―		―	2,886		3	286		―	―		289
Stock-based compensation	―		―	―		―	1,155		―	―		1,155
Repurchase of common stock	―		―	(150)		―	―		―	―		―
Net loss	―		―	―		―	―		―	(28,235)		(28,235)
Balances at December 31, 2006	―		―	46,188		$46	$71,551	$	―	$(83,807)		$(12,210)

See notes to condensed consolidated financial statements

CURAXIS PHARMACEUTICAL CORPORATION
(A Development Stage Corporation)
CONDENSED CONSOILIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) - CONTINUED
(Unaudited - in thousands)

	Preferred stock			Common stock		Additional Paid-	Subscription		Deficit Accumulated during the Development
	Shares	Amount		Shares	Amount	in-Capital	receivable		Stage	Total

Sale of common stock	―	$	―	1,822	$2	$2,336	$	―	$ ―	$2,338
Sale of common stock under warrants				1,971	2	171			―	173
Stock-based compensation	―		―	―	―	889		―	―	889
Net loss	―		―	―	―	―		―	(6,744)	(6,744)
Balances at December 31, 2007	―		―	49,981	50	74,947		―	(90,551)	(15,554)
Sale of common stock	―		―	5,120	5	518		―	―	523
Sale of common stock under warrants	―		―	41	―	4		―	―	4
Stock-based compensation	―		―	―	―	469		―	―	469
Net loss	―		―	―	―	―		―	(1,986)	(1,986)
Balances at December 31, 2008	―		―	55,142	55	75,938		―	(92,537)	(16,544)
Sale of common stock, net	―		―	6,071	6	1,096		―	―	1,102
Sale of common stock under warrants	―		―	1,448	1	143		―	―	144
Issuance of warrants	―		―	―	―	330		―	―	330
Stock grant	―		―	150	―	30		―	―	30
Stock-based compensation	―		―	―	―	361		―	―	361
Net income	―		―	―	―	―		―	4,987	4,987
Balances at December 31, 2009	―		―	62,811	62	77,898		―	(87,550)	(9,590)

Sale of common stock, net	―		―	1,182	1	219		―	―	220
Sale of common stock under warrants	―		―	528	1	50		―	―	51
Issuance of warrants	―		―	―	―	1,111		―	―	1,111
Recapitalization of Company upon Merger effective July 29, 2010	―		―	7,695	(57)	(51)		―	―	(108)
Stock-based compensation	―		―	―	―	231		―	―	231
Sale of Preferred stock	1		―	―	―	―		(104)	―	(104)
Dividends on convertible 4% preferred stock	―		―	―	―	―		―	(10)	(10)
Net loss									(2,244)	(2,244)
Balances at December 31, 2010	1		―	72,216	7	79,458		(104)	(89,804)	(10,443)
Issuance of common stock under Equity Credit Agreement, net	―		―	3,329	―	200		―	―	200
Sale of common stock under warrants	―		―	2,483	―	35		―	―	35
Issuance of common stock under options	―		―	372	―	1		―		1
Issuance of common stock in exchange for consulting services	―		―	520	1	111		―		112
Stock-based compensation	―		―	―	―	173		―	―	173
Sale of Preferred stock	1		―	―	―	266		104	―	370
Conversion of preferred stock to common stock	(1)		―	1,200	―	―		―	―	―
Dividends on convertible 4% preferred stock	―		―	―	―	3		―	(45)	(42)
Net loss									1,334	1,334
Balances at December 31, 2011	1	$	―	80,120	$8	$80,247	$	―	$(88,515)	$(8,260)

See notes to condensed consolidated financial statements

CURAXIS PHARMACEUTICAL CORPORATION
(A Development Stage Corporation)
CONDENSED CONSOILIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) - CONTINUED
(Unaudited - in thousands)

	Preferred stock			Common stock		Additional Paid-	Subscription	Deficit Accumulated during the Development
	Shares	Amount		Shares	Amount	in-Capital	receivable	Stage	Total
Issuance of common stock under Equity Credit Agreement, net	―		―	2,235	―	(19)	―	―	(19)
Issuance of common stock in exchange for consulting services	―		―	1,200	―	43	―		43
Stock-based compensation	―		―	―	―	47	―	―	47
Dividends on convertible 4% preferred stock	―		―	―	―	―	―	(9)	(9)
Net loss								(339)	(339)
Balances at March 31, 2012	1	$	―	83,555	$8	$80,318	$ ―	$(88,863)	$(8,537)

See notes to condensed consolidated financial statements

CURAXIS PHARMACEUTICAL CORPORATION
(A Development Stage Corporation)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited - in thousands)

	Three months Ended March 31,			Cumulative from Inception (February 27, 2001) to March 31,
	2011		2012	2012

Cash flows from operating activities
Net income (loss)		$(571)	$(339)	$(88,799)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation		1	―	995
Stock-based compensation expense		46	47	4,290
Common stock issued in exchange for consulting service		―	43	319
Interest from derivative liability		―	―	2,586
Change in fair value of derivatives		(121)	(79)	(3,615)
Loss (gain) on disposal of property and equipment		―	―	169
Loss on investment in real estate		―	―	1,091
Gain on reduction in liabilities		―	―	(2,233)
Gain on restructuring of trade debt		―	―	(6,766)
Changes in operating assets and liabilities:
Prepaid expenses		(3)	2	59
Accounts receivable		-	―	―
Security deposits		6	―	―
Accounts payable		50	34	8,184
Accrued expenses		93	192	3,262
Deferred purchase credit		―	―	500
Deferred revenue		―	―	1,727
Net cash used in operating activities		(499)	(100)	(78,231)
Cash flows from investing activities
Purchase of property and equipment		―	―	(1,195)
Purchase of real estate investment		―	―	(3,155)
Proceeds from the sale of property and equipment		―	―	50
Proceeds from the sale of real estate		―	―	2,064
Net cash provided by (used in) investing activities	$	―	$ ―	$(2,236)
Cash flows from financing activities
Issuance of common stock	$136	$54	$75,324
Issuance of Preferred Stock	266	―	1,162
Proceeds from subscription receivable on preferred stock	104	―	104
Issuance of notes payable	―	35	5,046
Issuance of long-term debt	―	―	592
Payments on notes payable	―	―	(1,343)
Payments on capital lease obligation	―	―	(16)
Repurchase of common stock	―	―	(388)
Repayments of notes payable to related parties	―	―	(202)
Payments on long-term debt	―	―	(3)
Proceeds from notes payable to related parties	―	―	202
Repayment of mortgage note payable	―	―	(3,100)
Proceeds from the issuance of mortgage note	―	―	3,100
Net cash provided by financing activities	506	89	80,478

See notes to condensed consolidated financial statements

CURAXIS PHARMACEUTICAL CORPORATION
(A Development Stage Corporation)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(Unaudited - in thousands)

	Three monthsEnded March 31,				Cumulative from Inception (February 27, 2001) to March 31,
	2011		2012		2012

Net increase (decrease) in cash and cash equivalents		7		(11)	11
Cash and cash equivalents, beginning of period		2		22	―
Cash and cash equivalents, end of period		$9		$11	$11

Supplemental disclosure of cash flow information:
Cash paid for interest		$1	$	―	$260
Cash paid for income taxes	$	―	$	―	$ ―
Non-cash financing activities:
Conversion of trade payables to notes	$	―		$111	$5 ,714
Restructuring of trade debt	$	―	$	―	$6,766
Issuance of warrant for accrued liability	$	―	$	―	$129
Issuance of warrants for prepaid asset	$	―	$	―	$(881)
Net liabilities acquired in Merger Transaction	$	―	$	―	$(92)
Charge to paid-in-capital for amortization of warrants issued with respect to the Equity Credit Agreement	$	―		$199	$199
Subscription receivable for issuance of preferred stock	$	―	$	―	$104

See notes to condensed consolidated financial statements

CURAXIS PHARMACEUTICAL CORPORATION
(A Development Stage Corporation)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  Description of business and basis of presentation

The accompanying unaudited condensed consolidated financial statements of Curaxis Pharmaceutical Corporation (the “Company”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the U.S. Securities and Exchange Commission (the “SEC”).  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  These statements should be read in conjunction with the financial statements and notes thereto included in the Company’s latest audited financial statements.  The audited financial statements for the year ended December 31, 2011, are included in the Company’s Annual Report on Form 10-K, filed with the SEC on March 29, 2012.

In the opinion of management, all adjustments, consisting only of normal, recurring adjustments, considered necessary for a fair presentation of the results of these interim periods have been included.  The results of operations for the three months ended March 31, 2012, may not be indicative of the results that may be expected for the full year.

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

In connection with the Merger dated as of July 29, 2010 and described in our Form 8-K filed on June 30, 2010, the Company on August 11, 2011 entered into an Agreement and Plan of Merger (the “Curaxis Merger Agreement”) by and between the Company and Curaxis Pharma Corporation, a Delaware corporation and a wholly owned subsidiary of the Company (“Pharma”), pursuant to which Pharma merged with and into the Company and the Company is the surviving corporation.

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

Fair Value of Financial Instruments

The carrying amounts for cash, cash equivalents, accounts receivables, prepaid assets, accounts payable, and accrued expenses approximate fair value because of their short-term nature.  We have determined that it is not practical to estimate the fair value of our notes payable because of their unique nature and the costs that would be incurred to obtain an independent valuation.  We do not have comparable outstanding debt on which to base an estimated current borrowing rate or other discount rate for purposes of estimating the fair value of the notes payable and we have not yet obtained or developed a valuation model.  Additionally, we are engaged in research and development activities and have not yet developed products for sale.  Accordingly, at this stage of our development, a credit risk assessment is highly judgmental.  These factors all contribute to the impracticability of estimating the fair value of the notes payable.  At March 31, 2012, the carrying value of the notes payable and accrued interest was $3.9 million and $783 thousand, respectively.

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

2.  Notes payable

Notes payable consist of the following (in thousands):

	December 31,	March 31,
	2011	2012

Notes payable to clinical research sites	$404	$404
Promissory Note dated September 15, 2006	1,925	1,925
Promissory Installment Note dated September 26, 2006	500	500
Promissory Note dated July 1, 2007	300	300
Promissory Note dated August 21, 2007	420	420
Promissory Note and Security Agreement dated September 22, 2008	26	26
Default judgment dated October 29, 2009	99	99
Promissory note dated July 29, 2010	100	100
Promissory note dated February 20, 2012	-	146
	3,774	3,920
Less: Current portion of notes payable	3,774	3,920
	$-	$-

On February 20, 2012, the Company executed a Promissory Note payable to Southridge Partners II, LP.  The $146 thousand unsecured note bears interest at 6% per annum and is payable on or before June 30, 2012.  The proceeds of the note were used to meet current operating needs of the Company.

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

On December 7, 2010, the Company filed a registration statement on Form S-1 which was subsequently amended on January 13, 2011, to register 13,000,000 shares of the Company’s common stock to be issued under the terms of the Equity Credit Agreement.  The registration statement was declared effective January 26, 2011.  From January 1, 2012, to March 31, 2012, the Investor purchased 2.2 million shares of common stock pursuant to the terms of the Equity Credit Agreement, for which the proceeds to the Company totaled $54 thousand.  Expenses of $73 thousand associated with the warrants issued to the Investor upon execution of the Equity Credit Agreement have been netted against the proceeds for reporting purposes.

4.  Stock Purchase Warrants

At December 31, 2011 and March 31, 2012 outstanding warrants to purchase the company’s common stock are as follows:

	December 31, 2011	March 31, 2012	Exercise Price	Expiration Date

Warrants issued to outside consultants for services rendered in connection with the financing round completed on February 5, 2010.	844,400	844,400	$0.22	August 31, 2016

Warrants issued as consideration for the cancellation of 181,285,000 shares of common stock upon consummation of the Merger transaction effective July 29, 2010.	3,589,500	3,589,500	$0.001	July 29, 2017

Warrants issued to Southridge under the Transaction Management Agreement upon execution of Equity Credit Agreement dated September 16, 2010.	820,800	820,800	$1.52	September 15, 2015

Warrants issued August 31, 2010 to outside vendor for development of the Company’s website.	100,000	100,000	$0.30	August 31, 2015
	5,354,700	5,354,700

During the three months ended March 31, 2012, no warrants were exercised.

5.  Accounting for stock-based compensation

Total stock-based compensation expense recognized in the accompanying condensed consolidated statement of operations for the three months ended March 3, 2011 and 2012 was as follows (in thousands):

	Three-months ended March 31,
	2011	2012

Employee-related stock-based compensation	$46	$47
Non-employee related stock based compensation	-	-
	$46	$47

During the three months ended March 31, 2011 and 2012, no options were granted, exercised or cancelled. As of March 31, 2012, there was $223 thousand of total unrecognized compensation cost related to non-vested share based compensation arrangements granted under the Plans.  That cost is expected to be recognized over a weighted–average period of 1.6 years.

6.  Earnings per share

In accordance with ASC 260, “Earnings Per Share”, basic net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding.  Diluted net loss per common share is computed similarly to basic net loss per share, except that the denominator is increased to include all potential dilutive common shares, including outstanding options and warrants.  Potentially dilutive common shares have been excluded from the diluted loss per common share computation for the three months ended March 31, 2011 and 2012, because such securities have an anti-dilutive effect on loss per share.

The following table sets forth the number of potential shares of common stock that have been excluded from diluted earnings per share because their effect was anti-dilutive (in thousands):

	March 31,
	2011	2012

Outstanding stock options	3,528	3,730
Outstanding warrants	10,647	5,355
Outstanding preferred stock at conversion	3,701	2,653
	17,876	11,738

7.  Fair Value

In accordance with FASB ASC 820, “Fair Value Measurements and Disclosures”, the following table represents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as  December 31, 2011 and  March 31, 2012 (in thousands):

	Level 2	Level 2
	December 31, 2011	March 31, 2012

Derivative instruments (long term)	$99	$31
Total	$99	$31

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

Since Curaxis’ inception, it has not received approval to market any product, has had no revenues from product sales and has devoted substantially all of its efforts to the development of its treatment for mild to moderate Alzheimer’s disease.  Curaxis funded its operations primarily through the sale of common stock, preferred stock and warrants to private investors, which have provided net cash proceeds of approximately $76.5 million as of March 31, 2012.  Curaxis has never been profitable and, as March 31, 2012, it had an accumulated deficit of $88.9 million.

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

Critical Accounting Policies

There have been no material changes to our critical accounting policies as described in our audited financial statements included in our Annual Report on Form 10-K, filed with the SEC on March 29, 2012.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

The table below summarizes the results of operations of Curaxis for the three month periods ended March 31, 2012 and 2011.

	For the Three Months ended March 31,
	2012	2011
Operating expenses:
Research and development	$19	$2
General and administrative	326	628
Total operating expenses	345	630
(Loss) income from operations	(345)	(630)
Interest income (expense), net	(73)	(62
Change in fair value of derivatives	79	121
Net income (loss)	$(339)	$(571)

Curaxis accounts for equity awards to employees and non-employee directors and service providers under ASC 718 Compensation – Stock Compensation.  As of March 31, 2012, there was $0.2 million of total unrecognized compensation costs related to unvested stock options.  That cost is expected to be amortized on a straight-line basis over a weighted average service period of 1.6 years.  Share-based compensation expenses recorded in the three months ended March 31, 2012 and 2011 were $47 thousand and $46 thousand, respectively.

Research and Development Expense

	Three Months Ended
	March 31,
	2012	2011	$ Change	% Change
	(Unaudited - Dollars in thousands)
Research and development costs	$19	$2	$17	850.0%
Percent of total operating expenses	5.5%	.4%

During 2007, Curaxis terminated all clinical trial activities and closed its’ research facility.  Further, the Company did not employ any personnel devoted to research and development activities in 2012 and 2011.  As a result, research and development expenses in 2012 and 2011 were limited to legal and professional fees associated with the pursuit and maintenance of various patents and pending patent applications related to our Alzheimer’s disease and oncology drug candidates and assistance in coordination of scientific due-diligence.  The increase in research and development expenses for the three months ended March 31, 2012, as compared to the same period for 2011, is directly due to an increase in legal fees relating to our pending patent applications.  Specifically, during the first quarter of 2012 legal fees incurred to advance the prosecution of the Company’s European combination therapy patent application and respond to office actions relating to our domestic applications totaled $15 thousand compared to $2 thousand in fees recognized for the corresponding period of 2011.  In addition, consulting fees of $4 thousand were incurred by the Company during the first quarter of 2012, to assist management in the presentation of the Company’s scientific collateral to potential strategic partners and investors.

General and Administrative Expenses

	Three Months Ended
	March 31,
	2012	2011	$ Change	% Change
	(Unaudited - Dollars in thousands)

General and administrative expenses	$326	$628	$(302)	(48.1)%
Percent of total operating expenses	94.5%	99.7%

The decrease in general and administrative expenses for the three months ended March 31, 2012, as compared to the corresponding period of 2011, is attributed to a decrease in consulting and advisory fees of $240 thousand; a decrease in international travel expenses of $50 thousand; a decrease in payroll and related benefit expense of $47 thousand; and a decrease in occupancy expense of $20 thousand.

The decrease in consulting and advisory fees recognized reflects the reduction of fees paid to a European advisor upon commencement of Company’s European capital market initiatives in 2011 and a reduction in fees recognized under the Company’s agreements with Southridge and Canterbury.

On February 8, 2011, the Company’s stock was approved for listing on the Frankfurt Exchange under the symbol “8CX.”  In anticipation of the listing, the Company engaged a European advisor, Continental Advisors, to complement its European capital markets initiatives as well as explore further business development or European strategic partnerships.  Fees paid to Continental Advisors in 2011 totaled $202 thousand.  Along with the advisory services rendered, the fees also reflect work contracted by Continental Advisors on the Company’s behalf for preparation and submission of the foreign exchange application, public relations activities, analyst research, and escrow agent and stock placement fees.  Travel fees incurred by management to promote the Company’s stock internationally during the first three months of 2011 totaled $50 thousand.

During the three months ended March 31, 2011, total expenses recognized under the under agreements executed between the Company and Southridge and Canterbury totaled $38 thousand.  Pursuant to the executed agreements, Southridge and Canterbury were to assist Curaxis in negotiating settlements with its creditors to eliminate or substantially reduce and defer its trade date and assist Curaxis in merging with a publicly traded corporation to establish a public trading market for its stock.  Compensation for the services rendered includes monthly fees plus warrants issued for the purchase of the Company’s stock at agreed upon terms upon consummation of the proposed merger transaction.  The agreement with Canterbury expired during the first quarter of 2011 and the agreement with Southridge was terminated in May 2011.

Payroll and related benefit expense for the three months ended March 31, 2012, totaled $166 thousand compared to $213 thousand for the corresponding period of 2011.  Effective June 24, 2011, two of the executive officers of the Company resigned and five of the existing Board members resigned, six new members were appointed to the Board of Directors and one of the new Board members was appointed as Interim Chief Executive Officer.  The decrease in headcount resulted in a decrease of $41 thousand in the 2012 expense recorded.  The reduced expense for 2012 also reflects a reduction in health insurance and other benefits expense of $6 thousand.

Occupancy expense for the three months ended March 31, 2012 totaled $1 thousand compared to $21 thousand for the corresponding period of 2011, a decrease of $20 thousand.  The 2011 expense includes monthly rent recognized under the lease for the corporate office location vacated in 2008, the original lease term expired in April of 2011.  Further, the 2011 expense includes rent of the corporate office location in Durham.  The master lease for these managed office spaces expired in February of 2011.

As discussed above the Company restructured the Board in 2011, which resulted in an increase of two external members.  In conjunction with this transition, the Board also established four standing committees.  Each Board member is entitled to compensation of $6 thousand per fiscal quarter, which is consistent with the 2011 compensation structure, and Committee Chairs are entitled additional compensation of $2 thousand per fiscal quarter.  As a result of the above actions, the Company recognized an increase in Board fees of $20 thousand for the first of quarter of 2012, as compared to the corresponding period of 2011.

Interest expense, Net

	Three Months Ended
	March 31,
	2012	2011	$ Change	% Change
	(Unaudited - Dollars in thousands)
Interest expense, net	$73	$62	$11	17.8%

Interest expense, net for the three months ended March 31, 2012 and 2011, includes mainly interest accrued on Curaxis’ outstanding promissory notes payable to certain vendors and clinical sites.  The majority of the notes outstanding were issued during 2007 and 2008 to satisfy, in part, liabilities generated for services performed in conjunction with the terminated Phase III clinical trial.

The increase in interest expense for the three month period ended March 31, 2012, as compared to the respective period of 2011, can be attributed to interest expense accrued on delayed payments on the restructured debt totaling $12 thousand and interest accrued on the promissory note executed in February 2012 totaling $1 thousand.

Change in fair value of derivatives

	Three Months Ended
	March 31,
	2012	2011	$ Change	% Change
	(Unaudited - Dollars in thousands)
Change in fair value of derivatives	$79	$121	$(42)	(34.8)%

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

The change in fair value recognized for the three months ended March 31, 2012, reflects the decrease in the quoted market price of the Company’s stock from January 1 through March 31, 2012, coupled with the capitalization of unpaid dividends at March 15, 2012.  The quoted market prices of the Company’s stock at January 1, 2012 and March 31, 2012, were $0.039 and $0.012 per share, respectively.  Dividends capitalized at March 15, 2012, totaled $11 thousand representing an increase in the number of shares subject to conversion of 25,500.

The change in fair value recognized for the three months ended March 31, 2011, reflects the decrease in the quoted market price of the Company’s stock from January 1, 2011 through March 31, 2011.  The quoted market prices of the Company’s stock at January 1, 2011 and March 31, 2011, were $0.55 and $0.50 per share, respectively.

Net Loss

	Three Months Ended
	March 31,
	2012	2011	$ Change	% Change
	(Unaudited - Dollars in thousands)
Net income (loss)	$(339)	$(571)	$232	40.7%

Net loss for the three months ended March 31, 2012, was $339 thousand compared to a net loss $571 thousand for the same period in 2011.  The decrease in the net loss is primarily due to the reduction in administrative and general expense recognized.  This decrease was offset by increases in research and development expense and interest expense.  Also, the decrease was offset by a decrease in the fair value adjustment recorded on the derivative liability in 2012, as compared to 2011.

Liquidity and Capital Resources

Curaxis has been a developmental stage pharmaceutical company, has had no FDA approved products and has generated no commercial revenue.  Since inception, Curaxis has incurred losses from operations and has reported negative cash flows.

As of March 31, 2012, Curaxis had an accumulated deficit of $88.9 million and cash and cash equivalents of $11 thousand.  The cash position of Curaxis continues to be insufficient to satisfy its obligations with many vendors.  Curaxis will continue to incur operating losses and will not recognize revenues until it is successful in developing and commercializing its lead product candidate, VP4986, for the treatment of Alzheimer’s disease. We expect our minimum cash needs to fund our operating expenses and capital expenditures, excluding direct costs of a potential Phase IIb or registration trial, for the twelve-month period ending March 31, 2013, to be approximately $2 million.

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

The Board and the executive management team is focused on attracting bridge financing for ongoing operational support and to enable the Company to effectively restructure its balance sheet.  The Company has a strategy in place to identify and attract a strategic partner to absorb a portion of the clinical trial cost and processes to advance the Company’s lead drug candidate into a Phase IIb or registration clinical trial.  However, the ability to secure a partner will be dependent upon the Company ability to reduce a significant portion of their current liabilities through restructured settlement agreements with cash and/or equity payments with all vendors.

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

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer participated in and supervised the evaluation of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed by us in the reports that we file is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that the information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to our management, including our chief executive officer or officers and principal financial officer, to allow timely decisions regarding required disclosure.  The Company’s principal executive officer and principal financial officer determined that, as of the end of the period covered by this report, the Company had a material weakness because it did not have a sufficient number of personnel with an appropriate level of knowledge and experience of generally accepted accounting principles in the United States of America (U.S. GAAP) that are commensurate with the Company’s financial reporting requirements. As a result, management concluded that the Company’s disclosure controls and procedures were not effective at March 31, 2012.

(b) Changes in the Company’s Internal Controls Over Financial Reporting.

Other than described above, there have been no changes in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We believe there are no significant changes that constitute material changes from the legal proceedings previously disclosed in the Company's Annual Report on Form 10-K filed March 29, 2012.

Other than disclosed in the Company's Annual Report on Form 10-K, filed on March 29, 2012, we are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

ITEM 1A. RISK FACTORS.

We believe that there are no changes that constitute material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K, filed on March 29, 2012.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On January 19, 2012, the Company issued 700,000 shares of the Company’s common stock as compensation for services rendered by members of the Board of Directors.  These shares were issued pursuant to the exemptions from the registration requirements of the Securities Act of 1933, as amended, afforded the Company under Section 4(2) promulgated thereunder due to the fact that the issuance did not involve a public offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

As of the date of this Quarterly Report on Form 10-Q, the Company was in default with regard to meeting its payment obligations or with technical provisions of debt agreements in the aggregate principal amount of $3,774,706.  During the quarter ended March 31, 2012, or in the subsequent period through the date of this report, the Company entered into default on the following debt agreements:

●
principal amount of $1,250,000 related to promissory note dated September 16, 2006.  The Company entered into a restructured payment agreement with respect to this note on September 29, 2009, which required the Company to make payments totaling $750,000, commencing on September 1, 2010, and a final payment of $1,250,000 on March 31, 2012.  Payments made under the agreement through the date of this Quarterly Report on Form 10-Q total $75,000.

As of the date of this Quarterly Report on Form 10-Q, principal due on various notes in the aggregate amount of $3,774,706 was deemed to be in default.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

There is no othe information required to be disclosed under this item which has not been previously reported.

ITEM 6. EXHIBITS.

Exhibit No.	Description

31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of 2002*

31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of 2002*

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CURAXIS PHARMACEUTICAL CORPORATION

Dated: May 14, 2012	By:	/s/ Timothy R. Wright
Timothy R. Wright
Chief Executive Officer (Principal Executive Officer)

Dated: May 14, 2012	By:	/s/ Judith S.T. Geaslen
Judith S.T. Geaslen
Vice President of Finance (Principal Financial Officer) (Principal Accounting Officer)